Form 10-Q
period 2012-09-30
ATEL Growth Capital Fund 8, LLC
filed 2012-10-17
CIK 1537069

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from       to

Commission File number 333-178629

ATEL GROWTH CAPITAL FUND 8, LLC

(Exact name of registrant as specified in its charter)

California	45-1625956
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989-8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of September 30, 2012 was 50 Units.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

Index

Part I. Financial Information	3
Item 1. Financial Statements (Unaudited)	3
Balance Sheets, September 30, 2012 and December 31, 2011	3
Statements of Operations for the three months ended September 30, 2012 and for the period from December 8, 2011 (Date of Inception) through September 30, 2012	4
Statements of Changes in Member’s Capital for the Periods from December 8, 2011 (Date of Inception) through December 31, 2011 and for the nine months ended September 30, 2012	5
Statements of Cash Flows for the three months ended September 30, 2012 and for the period from December 8, 2011 (Date of Inception) through September 30, 2012	6
Notes to the Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 4. Controls and Procedures	10
Part II. Other Information	11
Item 1. Legal Proceedings	11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Mine Safety Disclosures	11
Item 5. Other Information	11
Item 6. Exhibits	11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$480	$500
Total assets	$480	$500
LIABILITIES AND MEMBER'S CAPITAL
Amount due to affiliated company	$1,600	$—
Total liabilities	1,600	—
Commitments and contingencies
Member's capital:
Member's (deficit) capital	(1,120)	500
Total Member's capital	(1,120)	500
Total liabilities and Member's capital	$480	$500

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
AND FOR THE PERIOD FROM DECEMBER 8, 2011 (DATE OF INCEPTION)
THROUGH SEPTEMBER 30, 2012
(Unaudited)

	Three Months Ending September 30, 2012	For the Period from December 8, 2011 (Date of inception) through September 30, 2012
Revenues:	$—	$—
Expenses:
Franchise taxes	—	1,600
Other	—	20
Total operating expenses	—	1,620
Net loss	$—	$(1,620)

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

STATEMENTS OF CHANGES IN MEMBER’S CAPITAL

FOR THE PERIODS FROM DECEMBER 8, 2011 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2011 AND FROM JANUARY 1, 2012
THROUGH SEPTEMBER 30, 2012
(Unaudited)

		Amount
	Units	Other Members	Managing Member	Total
Member's capital as of December 8, 2011 (Date of inception)	—	$—	$—	$—
Capital contribution	50	—	500	500
Balance December 31, 2011	50	—	500	500
Net loss	—	—	(1,620)	(1,620)
Balance September 30, 2012	50	$—	$(1,120)	$(1,120)

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
AND FOR THE PERIOD FROM DECEMBER 8, 2011 (DATE OF INCEPTION)
THROUGH SEPTEMBER 30, 2012
(Unaudited)

	Three Months Ended September 30, 2012	For the Period from December 8, 2011 (Date of inception) through September 30, 2012
Operating activities:
Net loss	$—	$(1,620)
Increase in accounts payable, affiliate	—	1,600
Net cash used in operating activities	—	(20)
Financing activities:
Capital contributions	—	500
Net cash provided by financing activities	—	500
Net increase in cash and cash equivalents	—	480
Cash and cash equivalents at beginning of period	480	—
Cash and cash equivalents at end of period	$480	$480

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL Growth Capital Fund 8, LLC (a development stage enterprise) (the “Company” or the “Fund”) was formed under the laws of the state of California on December 8, 2011 for the purpose of providing financing for the acquisition of equipment and other goods and services used by emerging growth companies and established privately held companies without publicly traded securities, and for providing other forms of financing for, and to acquire equity interests and warrants and rights to purchase equity interests in such companies. The Fund may continue until it is terminated in accordance with the ATEL Growth Capital Fund 8, LLC limited liability company operating agreement dated December 13, 2011 (the “Operating Agreement”). The Managing Member of the Company is AGC 8 Managing Member, LLC (the “Managing Member” or “Manager”), a Nevada limited liability corporation. Contributions in the amount of $500 were received as of December 31, 2011, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of August 20, 2012. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $75,000,000. As of September 30, 2012, an approximate $225,000 of subscription proceeds have been received and held in escrow, unavailable to the Fund until the accumulated non-Pennsylvania investor subscriptions reaches a minimum of $1,200,000 (120,000 Units). Such subscription proceeds totaled an approximate $504,000 as of October 9, 2012. Pennsylvania subscriptions will be released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $3,750,000 in gross proceeds.

As of September 30, 2012, the Fund had not commenced operations other than those relating to organizational matters. The Fund, or Managing Member on behalf of the Fund, has and will continue to incur costs in connection with the organization, registration and issuance of the limited liability company units (Units). The amount of such costs to be borne by the Fund is limited by certain provisions of the Operating Agreement.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unit holders, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units), (iii) provide additional distributions to Unit holders from any proceeds from sales of Equity interests and (iv) provide total cash distributions to Unit holders equal to a desirable rate of return on their investment capital. The Company is governed by the Operating Agreement.

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission.

Cash

Cash is maintained in a non-interest bearing checking account.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies: - (continued)

Income Taxes

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income or losses of the Fund are the liability of the individual members and are allocated to the members for inclusion in their individual tax returns. Accordingly, the Company provides current income and franchise taxes for only those states which levy taxes on partnerships.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the date the financial statements are available to be issued. Subsequent events that provide additional evidence about conditions that existed at the balance sheet date are considered in the preparation of the financial statements presented herein. Subsequent events that occur after the balance sheet date that do not provide evidence about the conditions that existed as of the balance sheet date are considered for disclosure based upon their significance in relation to the Fund’s financial statements taken as a whole.

In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of balances and results for the period presented. The Fund has evaluated all events subsequent to September 30, 2012, the date of the unaudited financial statements, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

3. Members’ Capital:

As of September 30, 2012 and December 31, 2011, 50 Units ($500) were issued and outstanding. The Fund is authorized to issue up to 7,500,000 additional Units.

An amount equal to 5% of all Distributions of Cash Available for Distribution and Net Disposition Proceeds will be allocated to the Manager as the carried interest. An amount equal to (i) an additional 5% of all Distributions from Cash Available for Distribution and 1% of all Distributions of Net Disposition Proceeds will be paid to the Manager as a promotional interest until investors have received total distributions in amounts equal to their Capital Contributions plus an amount equal to a priority return of 8% per annum as defined in the Operating Agreement; and (ii) then 15% of all subsequent distributions will be allocated to the Manager as a promotional interest. Distributions not allocated to the Manager as carried or promotional interests will be allocated and paid to the Unitholders.

4. Related party transactions:

The terms of the Operating Agreement (notably Section 8) provide that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above. Additional fees to management include fees for asset management, administration and resale.

The Operating Agreement allows for the reimbursement of costs incurred by the Managing Member and/or affiliates for providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and equipment financing documentation. The Managing Member is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of investments.

Cost reimbursements to the Managing Member or its affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

5. Syndication Costs:

As of September 30, 2012, an affiliate of the Managing Member has paid syndication costs amounting to an approximate $657,000. The Fund is obligated to reimburse the affiliate for such costs based upon a percentage of unit sales once the Fund accumulates subscriptions in excess of the minimum requirements for release of funds from escrow.

Item 2. Management’s Plan of Operations.

As of September 30, 2012, the Fund had not commenced operations other than those relating to organizational matters. The Company’s offering was granted effectiveness as of August 20, 2012. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $75 million. The Company will commence operations upon receipt and acceptance of subscriptions for 120,000 Units ($1.2 million) (“minimum capitalization”).

Once the minimum capitalization is achieved, excluding subscriptions from Pennsylvania investors, subscription proceeds will be released from escrow to commence Fund operations and to reimburse organization and offering expenses. Subsequent capital contributions will be used to fund operations and provide asset based acquisition financing to non-public venture capital financed companies and to acquire equity interests and warrants and rights to purchase equity interests in such companies as described in the Company’s S-1 Registration Statement. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only when aggregate subscriptions for all investors equals to not less than $3.75 million. The Company expects to be able to meet its cash requirements during this period.

The Company reported a net loss of $1,620 for the period from January 1, 2012 through September 30, 2012 which primarily represents amounts due to the Managing Member for franchise taxes paid on the Fund’s behalf. There was no income or loss reported for the period from December 8, 2011 (Date of Inception) through December 31, 2011.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as they are applicable to the Company, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Documents filed as a part of this report
1.	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

2.	Other Exhibits
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 17, 2012

ATEL GROWTH CAPITAL FUND 8, LLC
(Registrant)

By:	AGC 8 Managing Member, LLC Managing Member of Registrant
By:	/s/ Dean L. Cash Dean L. Cash Chairman of the Board, President and Chief Executive Officer of AGC 8 Managing Member, LLC (Managing Member)
By:	/s/ Paritosh K. Choksi Paritosh K. Choksi Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC 8 Managing Member, LLC (Managing Member)
By:	/s/ Samuel Schussler Samuel Schussler Vice President and Chief Accounting Officer of AGC 8 Managing Member, LLC (Managing Member)