Form 10-K
period 2012-12-31
ATEL Growth Capital Fund 8, LLC
filed 2013-03-20
CIK 1537069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2012
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission File number 333-178629

ATEL GROWTH CAPITAL FUND 8, LLC

(Exact name of registrant as specified in its charter)

California	37-1656343
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

(Address of principal executive offices)

Registrant’s telephone number, including area code: (415) 989-8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2013 was 372,786.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. BUSINESS

General Development of Business

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of August 20, 2012. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $75,000,000. As of November 14, 2012, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal to not less than $3,750,000 in gross proceeds. As of December 31, 2012, Pennsylvania subscriptions totaled $21,500. Excluding such Pennsylvania subscriptions, contributions totaling $1,873,260 have been received through December 31, 2012. Such amount includes the $500 initial member’s capital investment. As of December 31, 2012, a total of 187,326 Units were issued and outstanding. As of February 28, 2013, cumulative contributions have been received in the amount of $3,727,860, inclusive of the $500 initial member’s capital investment. Such amount excludes $71,500 of escrowed Pennsylvania subscriptions. As of such date, the Fund is actively raising capital.

The Fund, or Managing Member on behalf of the Fund, has and will continue to incur costs in connection with the organization, registration and issuance of the limited liability company units (Units). The amount of such costs to be borne by the Fund is limited by certain provisions of the Operating Agreement.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unitholders, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units), (iii) provide additional distributions to Unitholders from any proceeds from sales of Equity interests and (iv) provide total cash distributions to Unitholders equal to a desirable rate of return on their investment capital. The Company is governed by the Operating Agreement.

Narrative Description of Business

The Company intends to provide acquisition financing for third parties primarily pursuant to secured loans with fixed periodic installment obligations for payment of interest and amortization of principal. The Company may also finance equipment and other capital assets for its customers through finance leases which are structured as leases, but which are treated as installment loans for tax purposes, as well as through net leases requiring fixed periodic lease payment installments. Generally, the Fund expects to finance newly-manufactured equipment. However, the Fund may also finance desirable used equipment and equipment subject to pre-existing financing transactions under appropriate circumstances and where consistent with the Fund’s overall investment objectives and limitations. In addition, some portion of the Fund’s portfolio may be general working capital loans secured by liens on some or all of the borrowers’ assets.

The Fund’s objective is primarily to focus its lending to non-public venture capital financed companies as well as established privately held companies, and to obtain terms from its customers that may include, as consideration to the Fund for providing financing, the granting of warrants, options or other rights to purchase equity securities issued by the customer, or the opportunity to purchase such equity securities outright. Growing young companies often have more difficulty obtaining financing for equipment and other goods and services essential to the development and growth of their business, and as a result, must offer their financing sources substantial cash deposits, equity participations or other extraordinary consideration to obtain financing.

The Fund will generally seek transaction terms requiring full repayment of principal along with interest over 24 to 42 months, and target interest rates of 12% to 15% per annum. In many cases, the Fund expects to acquire equity interests, such as warrants and options to purchase securities, in consideration of its acquisition financing and without any other cash investment by the Fund at the time it acquires such rights (“warrant coverage”). In such cases, cash investment by the Fund would be made upon exercise of the rights, and the Fund expects to use operating cash flow to fund such exercises. With regard to warrant coverage, the Fund will generally seek to obtain rights to acquire equity in dollar amounts equal to from 4% to 6% of the principal amount of the financing. In other cases, the Fund may obtain the right to make a direct cash investment in the customer’s securities at the time the financing is provided. The aggregate cost of equity interests acquired directly by the Fund for cash will not exceed 10% of the aggregate cost to the Fund of its portfolio of financing transaction investments as of the final investment of net offering proceeds.

The asset based acquisition financing industry is highly competitive. In obtaining customers, the Fund will compete with commercial banks and lenders, other acquisition financing firms, venture capital investors and with established leasing and finance companies. In addition, there are numerous other potential entities, including entities organized and managed similarly to the Fund, seeking to finance equipment, many of which have greater financial resources and growth capital acquisition financing experience than the Fund’s management. Emerging growth capital investment declined from 2008 through 2009, then increased moderately since 2009, but has not recovered to pre-2000 levels and future trends are difficult to predict. Nevertheless, the Fund expects significant competition for quality investments through its acquisition and reinvestment stages.

The Managing Member will use its best efforts to acquire a portfolio of growth capital loans and financing transactions that are diversified both by the type of businesses and industries of its borrowers and by their stages of financing. Earlier stage companies may offer higher potential returns, but typically involve higher levels of risk of loss. The financing of companies from start-up to public offering is generally described in the venture capital markets as involving four stages — in descending order of relative risk — (i) the “seed” stage, (ii) the “early” stage, (iii) the “expansion” or “mezzanine” stage, and (iv) the “late” or “later” stage. The Fund will seek to diversify its growth capital financing investments among the latter three stages of the venture financing process, by providing asset based financing to companies in the early, expansion and later stages of their business development and capital financing.

The primary geographic region in which the Company seeks financing opportunities is North America.

The business of the Company is not seasonal. The Company has no full time employees. Employees of the Managing Member and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to the Managing Member and affiliates per the Operating Agreement.

Note Receivable Activities

The Company seeks to finance assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2012 and the industries to which the assets have been financed:

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Semiconductor Manufacturing Equipment	$650,000	44.82%
Recycling	400,000	27.59%
Research & Development	400,000	27.59%
	$1,450,000	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Clean Technology	$1,050,000	72.41%
Hardware & Peripheral Devices	400,000	27.59%
	$1,450,000	100.00%

For further information regarding the Company’s note receivable as of December 31, 2012, see Note 3 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2. PROPERTIES

The Company does not own or lease any real property, plant or material physical properties.

Item 3. LEGAL PROCEEDINGS

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2012, a total of 50 investors were Unitholders of record in the Company.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made in December 2012. The rate for monthly and quarterly distributions was $0.092 and $0.275 per Unit for the period from November 14, 2012 through December 31, 2012.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2012, and paid through December 31, 2012. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

The cash distributions were based on current and anticipated gross revenues from the loans funded and equity investments acquired. During the Fund's acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund's actual and anticipated gross revenues to be generated from the binding initial terms of the loans and investments funded.

The following table summarizes distribution activity for the Fund from inception through December 31, 2012:

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
November 14, 2012 – November 30, 2012	Dec 2012	$2,682		$—		$2,682		$0.43	6,306
		$2,682		$—		$2,682		$0.43
Source of distributions
Lease and loan
payments received		$2,682	100.00%	$—	0.00%	$2,682	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
		$2,682	100.00%	$—	0.00%	$2,682	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 46 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012.

Use of Proceeds from Registered Securities

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: August 20, 2012; File Number: 333-178629
(2)	Offering commenced: August 20, 2012
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of December 31, 2012:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	7,500,000	$75,000,000	187,326	$1,873,260
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or
their associates, to persons
owning ten percent or more of
any class of equity securities
of the issuer; and to
	affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$31,884	$111,595	$143,479
Other syndication costs	—	109,456	109,456
Total expenses	$31,884	$221,051	$252,935
(8)	Net offering proceeds to the issuer after total expenses in item 7: $ 1,620,325
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or
their associates, to persons
owning ten percent or more of
any class of equity securities
of the issuer; and to
	affiliates of the issuer	Direct or indirect payments to others	Total
Investment in notes receivable	$2,974	$1,450,000	$1,452,974
Distributions paid and accrued	298	2,682	2,980
Other expenses	33,210	—	33,210
	$36,482	$1,452,682	$1,489,164
(10)	Net offering proceeds to the issuer after total expenses in item 9: $ 131,161

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, changes in general economic conditions, including significant rates of inflation and fluctuations in interest rates may result in reduced returns on invested capital. The Company’s performance is subject to risks relating to borrower defaults and the creditworthiness of its borrowers. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

Plan of Operations

The offering of ATEL Capital Growth Fund 8, LLC (the “Company” or the “Fund”) was granted effectiveness by the Securities and Exchange Commission as of August 20, 2012. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $75,000,000.

As of November 14, 2012, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal to not less than $3,750,000 in gross proceeds. As of December 31, 2012, Pennsylvania subscriptions totaled $21,500. Excluding such Pennsylvania subscriptions, contributions totaling $1,873,260 (representing 187,326 Units issued and outstanding) have been received through December 31, 2012. Such amount includes the $500 initial member’s capital investment. The Company is actively raising capital and, as of February 28, 2013, has received cumulative contributions in the amount of $3,727,860, inclusive of the $500 initial member’s capital investment. Such amount excludes $71,500 of escrowed Pennsylvania subscriptions.

The Company reported a net loss of $15,231 for both the year ended December 31, 2012 and for the period from December 8, 2011 (Date of Inception) through December 31, 2012. The net loss for each of the respective periods was a result of operating expenses totaling $30,237 partially offset by revenues of $15,006. Total expenses were primarily comprised of $22,313 of acquisition expenses related to loan originations. Such acquisition expenses represent approximately 74% of total expenses. Total revenues mostly consisted of $14,534 of interest income, including accretion of net note origination costs and discounts, derived from the Fund’s investments in notes receivable.

Capital Resources and Liquidity

The liquidity of the Company will vary in the future, increasing to the extent cash flows from subscriptions and its portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments.

The Fund will acquire its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

During the year ended December 31, 2012 and for the period from December 8, 2011 (Date of Inception) through December 31, 2012, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of December 31, 2012, cumulative capital contributions totaling $1,873,260 (187,326 Units) have been received.

During the same periods, the primary use of cash was to fund four investments in notes receivable totaling $1,450,000 and to pay commissions and syndication costs associated with the offering — totaling a combined $252,935 for both the year ended December 31, 2012 and for the period from December 8, 2011 (Date of Inception) through December 31, 2012.

At December 31, 2012, there were commitments to fund investments in notes receivable approximating $645,000. This amount represents contract awards which may be canceled by the prospective borrower or may not be accepted by the Company.

Critical Accounting Policies and Estimates

The policies discussed below are considered by management of the Company to be critical to an understanding of the Company’s financial statements because their application requires significantly complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Company also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of credit losses on notes receivable and the fair valuation of equity securities and warrants.

Notes receivable, unearned interest income and related revenue recognition:

The Company records all future payments of principal and interest on notes as notes receivable, which are then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports the net investment in the notes on the balance sheet. Such net investment is comprised of the amount advanced on the loans, adjusting for net deferred loan fees or costs incurred at origination, amounts allocated to warrants received upon origination, and any payments received in advance. The unearned interest is recognized over the term of the notes and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Net deferred loan fees or costs, together with discounts recognized in connection with warrants acquired at origination, are accreted as an adjustment to yield over the term of the loan.

Allowances for losses on notes receivable are typically established based on historical charge-off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probably that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, the related notes may be placed on non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

Note origination costs:

The Company capitalizes note origination costs and deferred loan fees associated with the origination and funding of investments in notes receivable. Costs incurred include both internal costs (e.g., the costs of employees’ activities in connection with successful loan originations) and any external broker fees incurred with such originations. These costs are amortized on a note by note basis over the actual contract term using the effective interest rate method. Upon termination of the underlying notes receivable, any of the remaining net note origination fees or costs are relieved. Likewise, the accumulated amortization related to the deferred costs is relieved. Costs related to notes receivable that are not consummated are not eligible for capitalization as note origination costs and are expensed as acquisition expense in the period of expenditure.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 9 through 22.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Growth Capital Fund 8, LLC

We have audited the accompanying balance sheet of ATEL Growth Capital Fund 8, LLC, a development stage enterprise, (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in members’ capital, and cash flows for the year ended December 31, 2012 and for the period from December 8, 2011 (inception date) through December 31, 2012. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Growth Capital Fund 8, LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012 and for the period from December 8, 2011 (inception date) through December 31, 2012, in conformity with principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 18, 2013

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Cash and cash equivalents	$254,739	$500
Accounts receivable, net	6,664	—
Notes receivable, net	1,313,139	—
Fair value of warrants	24,412	—
Total assets	$1,598,954	$500
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$3,315	$—
Affiliates	679,188	—
Accrued distributions to Other Members	20,868	—
Other	9	—
Deposits due borrowers	32,000	—
Total liabilities	735,380	—
Commitments and contingencies
Members’ capital:
Managing Member	—	500
Other Members	863,574	—
Total Members’ capital	863,574	500
Total liabilities and Members’ capital	$1,598,954	$500

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE PERIOD FROM DECEMBER 8, 2011 (Date of Inception)
THROUGH DECEMBER 31, 2012

	For the year ended December 31, 2012	For the Period from December 8, 2011 (Date of Inception) through December 31, 2012
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$14,534	$14,534
Interest income	32	32
Other	440	440
Total revenues	15,006	15,006
Expenses:
Asset management fees to Managing Member	996	996
Acquisition expense	22,313	22,313
Cost reimbursements to affiliates	279	279
Outside services	1,359	1,359
Taxes on income and franchise fees	1,600	1,600
Bank charges	3,099	3,099
Other	591	591
Total operating expenses	30,237	30,237
Net loss	$(15,231)	$(15,231)
Net income (loss):
Managing Member	$2,117	$2,117
Other Members	(17,348)	(17,348)
	$(15,231)	$(15,231)
Net loss per Limited Liability Company Unit (Other Members)	$(0.83)	$(0.89)
Weighted average number of Units outstanding	20,777	19,451

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE PERIOD FROM DECEMBER 8, 2011 (Date of Inception)
THROUGH DECEMBER 31, 2011
AND FOR THE YEAR ENDED DECEMBER 31, 2012

		Amount
	Units	Other Members	Managing Member	Total
Member's capital as of December 8, 2011 (Date of inception)	—	$—	$—	$—
Capital contributions – Managing Member	50	—	500	500
Balance December 31, 2011	50	—	500	500
Capital contributions	187,276	1,872,760	—	1,872,760
Less selling commissions to affiliates	—	(168,503)	—	(168,503)
Syndication costs	—	(799,785)	—	(799,785)
Distributions to Other Members ($1.13 per Unit)	—	(23,550)	—	(23,550)
Distributions to Managing Member	—	—	(2,617)	(2,617)
Net (loss) income	—	(17,348)	2,117	(15,231)
Balance December 31, 2012	187,326	$863,574	$—	$863,574

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE PERIOD FROM DECEMBER 8, 2011 (Date of Inception)
THROUGH DECEMBER 31, 2012

	For the year ended December 31, 2012	For the period from December 8, 2011 (Date of Inception) through December 31, 2012
Operating activities:
Net loss	$(15,231)	$(15,231)
Adjustment to reconcile net loss to cash used in operating activities:
Accretion of note discount – warrants	(597)	(597)
Accretion of net note origination costs	436	436
Changes in operating assets and liabilities:
Accounts receivable	(6,664)	(6,664)
Accounts payable, Managing Member	996	996
Accounts payable, other	9	9
Accrued liabilities, affiliates	(36,165)	(36,165)
Deposits due borrowers	32,000	32,000
Net cash used in operating activities	(25,216)	(25,216)
Investing activities:
Payments of initial direct costs	(2,974)	(2,974)
Note receivable advances	(1,450,000)	(1,450,000)
Advance payments	60,220	60,220
Unearned fee income related to notes receivable	17,333	17,333
Principal payments received on notes receivable	38,031	38,031
Net cash used in investing activities	(1,337,390)	(1,337,390)
Financing activities:
Selling commissions to affiliates	(143,479)	(143,479)
Syndication costs paid to Managing Member and affiliates	(109,456)	(109,456)
Distributions to Other Members	(2,682)	(2,682)
Distributions to Managing Member	(298)	(298)
Capital contributions	1,872,760	1,873,260
Net cash provided by financing activities	1,616,845	1,617,345
Net increase in cash and cash equivalents	254,239	254,739
Cash and cash equivalents at beginning of period	500	—
Cash and cash equivalents at end of period	$254,739	$254,739
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$1,600	$1,600
Schedule of non-cash investing and financing transactions:
Payables to Managing Member and affiliates at period-end (syndication costs)	$715,353	$715,353
Distributions payable to Other Members at period-end	$20,868	$20,868
Distributions payable to Managing Member at period-end	$2,319	$2,319

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of August 20, 2012. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $75,000,000. As of November 14, 2012, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal to not less than $3,750,000 in gross proceeds. As of December 31, 2012, Pennsylvania subscriptions totaled $21,500. Excluding such Pennsylvania subscriptions, contributions totaling $1,873,260 have been received through December 31, 2012. Such amount includes the $500 initial member’s capital investment. As of December 31, 2012, a total of 187,326 Units were issued and outstanding. As of February 28, 2013, cumulative contributions have been received in the amount of $3,727,860, inclusive of the $500 initial member’s capital investment. Such amount excludes $71,500 of escrowed Pennsylvania subscriptions. As of such date, the Fund is actively raising capital.

The Fund, or Managing Member on behalf of the Fund, has and will continue to incur costs in connection with the organization, registration and issuance of the limited liability company units (Units). The amount of such costs to be borne by the Fund is limited by certain provisions of the Operating Agreement.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unitholders, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units), (iii) provide additional distributions to Unitholders from any proceeds from sales of Equity interests and (iv) provide total cash distributions to Unitholders equal to a desirable rate of return on their investment capital. The Company is governed by the Operating Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2012 and 2011, and the related statements of operations, changes in members’ capital and cash flows for the year ended December 31, 2012 and for the period from December 8, 2011 (Date of Inception) through December 12, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

Use of Estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of credit losses on notes receivable and the fair valuation of equity securities and warrants.

Accounts receivable:

Accounts receivable represent the amounts billed under notes receivable which are currently due to the Company. Allowances for credit losses are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, notes receivable and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from borrowers in various industries related to equipment financed through notes receivable.

Notes receivable, unearned interest income and related revenue recognition:

The Company records all future payments of principal and interest on notes as notes receivable, which are then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports the net investment in the notes on the balance sheet. Such net investment is comprised of the amount advanced on the loans, adjusting for net deferred loan fees or costs incurred at origination, amounts allocated to warrants received upon origination, and any payments received in advance. The unearned interest is recognized over the term of the notes and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Net deferred loan fees or costs, together with discounts recognized in connection with warrants acquired at origination, are accreted as an adjustment to yield over the term of the loan.

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probably that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary.

This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, the related notes may be placed on non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

Note origination costs:

The Company capitalizes note origination costs and deferred loan fees associated with the origination and funding of investments in notes receivable. Costs incurred include both internal costs (e.g., the costs of employees’ activities in connection with successful loan originations) and any external broker fees incurred with such originations. These costs are amortized on a note by note basis over the actual contract term using the effective interest rate method. Upon termination of the underlying notes receivable, any of the remaining net note origination fees or costs are relieved. Likewise, the accumulated amortization related to the deferred costs is relieved. Costs related to notes receivable that are not consummated are not eligible for capitalization as note origination costs and are expensed as acquisition expense in the period of expenditure.

Acquisition expense:

Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses and miscellaneous expenses related to the selection and acquisition or financing of equipment and equity investment transactions which were not consummated. Such costs are reimbursable to the Managing Member under the terms of the Operating Agreement. As the costs are not eligible for capitalization as note origination costs, such amounts are expensed as incurred.

Segment reporting:

The Company is organized into one operating segment for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The Company’s principal decision makers are the Managing Member’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer. The Company believes that its financing business operates as one reportable segment because: a) the Company measures profit and loss at the portfolio assets level as a whole; b) the principal decision makers do not review information based on any operating segment other than the equipment financing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment financing; and e) the Company has not chosen to organize its business around geographic areas.

The primary geographic region in which the Company seeks financing opportunities is North America. Currently, 100% of the Company’s operating revenues are from customers domiciled in North America.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants and rights to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities (primarily preferred stocks) are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2012 the Managing Member estimated the fair value of the warrants to be $24,412. See Note 9 for further discussion.

Advance payments:

Note payments received prior to their due date are recorded as advance payments. The payments are applied against the note receivable when they become due.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. The related provision for state income taxes was $1,600 for both the year ending December 31, 2012 and for the period from December 8, 2011 (Date of Inception) through December 31, 2012. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2012 and 2011 as follows:

	2012	2011
Financial statement basis of net assets	$863,574	$500
Tax basis of net assets (unaudited)	1,933,605	—
Difference	$(1,070,031)	$500

The primary difference between the tax bases of net assets and the amounts recorded in the financial statements is the result of the difference in accounting for syndication costs used in the financial statements and the Company’s tax returns.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The following reconciles the net loss reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the year ended December 31, 2012 and for the period from December 8, 2011 (date of inception) through December 31, 2012:

	For the year ended December 31, 2012	For the period from December 8, 2011 (Date of Inception) through December 31, 2012
Net loss per financial statements	$(15,231)	$(15,231)
Tax adjustments (unaudited):
Other	79,154	79,154
Income per federal tax return (unaudited)	$63,923	$63,923

Per Unit data:

Net loss per Unit is based upon the weighted average number of Other Members Units outstanding since commencement of its operations.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

In December 2012, the Company funded its first equipment financing transaction structured as a note receivable. As of December 31, 2012, the Company had funded three additional investments in notes receivable. The terms of the notes receivable are from 36 to 42 months and bear interest at implicit or stated rates ranging from 11.73% to 14.30%. The notes are secured by the equipment financed. The notes mature from 2015 through 2016. There were neither impaired notes nor notes placed in non-accrual status as of December 31, 2012.

As of December 31, 2012, the minimum future payments receivable are as follows:

Year ending December 31, 2013	$540,847
2014	510,737
2015	480,359
2016	185,684
1,717,627
Less: portion representing unearned interest income, net	(344,268)
Less: advance payments	(60,220)
Notes receivable, net	$1,313,139

4. Related party transactions:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions: - (continued)

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

During the period from December 8, 2011 (Date of Inception) through December 31, 2012, the Managing Member and/or affiliates earned commissions, fees and reimbursements pursuant to the Operating Agreement. Such commissions, fees and reimbursements were all earned in 2012 and are as follows:

Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$168,503
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	799,785
Administrative costs reimbursed to Managing Member and/or affiliates	279
Asset management fees to Managing Member	996
Acquisition costs and note origination fees paid to Managing Member	25,287
$994,850

5. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $968,288 for the period from December 8, 2011 (Date of Inception) through December 31, 2012, all of which was recorded during the year ended December 31, 2012.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of December 31, 2012, the Company had recorded $687,375 of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

6. Commitments:

At December 31, 2012, there were commitments to fund investments in notes receivable approximating $645,000. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

7. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, based upon the Manager’s experience, there have not been any prior claims or losses pursuant to these types of contracts and the expectation of risk of loss is remote.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

7. Guarantees: - (continued)

The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

8. Members’ Capital:

A total of 187,326 and 50 Units were issued and outstanding at December 31, 2012 and 2011, respectively. The Fund is authorized to issue up to 7,500,000 additional Units.

From the commencement of the Fund until the initial closing date, as defined in the Operating Agreement, the Company’s net income and net losses are allocated 100% to the Manager. Commencing with the initial closing date, net income and net losses are allocated 100% to the Members. An amount equal to 5% of all Distributions of Cash Available for Distribution and Net Disposition Proceeds will be allocated to the Manager as the carried interest. An amount equal to (i) an additional 5% of all Distributions from Cash Available for Distribution and 1% of all Distributions of Net Disposition Proceeds will be paid to the Manager as a promotional interest until investors have received total distributions in amounts equal to their Capital Contributions plus an amount equal to a priority return of 8% per annum as defined in the Operating Agreement; and (ii) then 15% of all subsequent distributions will be allocated to the Manager as a promotional interest. Distributions not allocated to the Manager as carried or promotional interests will be allocated and paid to the Unitholders.

Distributions to the Other Members for 2012 and 2011 were as follows:

	Year Ended December 31, 2012	For the period from December 8, 2011 (Date of Inception) through December 31, 2012
Distributions declared	$23,550	$23,550
Weighted average number of Units outstanding	20,777	19,451
Weighted average distributions per Unit	$1.13	$1.21

9. Fair value measurements:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 —	Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 —	Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.
Level 3 —	Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company's own estimates of assumptions that market participants would use in pricing the asset or liability.

At December 31, 2012, only the Company’s warrants were measured on a recurring basis. As of the same date, the Company had no assets or liabilities that require measurement at fair value on a non-recurring basis.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

9. Fair value measurements: - (continued)

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes and third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the volatility of respective similar publicly traded companies, a risk free interest rate for the term(s) of the warrant exercise(s), and the respective exercise prices and number of warrants. As of December 31, 2012, the calculated fair value of the Fund’s warrant portfolio approximated $24,412. Such valuation is classified within Level 3 of the valuation hierarchy.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification. Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of the Financial Instruments Topic and should be read in conjunction with the Company’s financial statements and related notes.

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate and consistent with the fair value accounting guidance. Considerable judgment is required to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents

The recorded amounts of the Company’s cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

9. Fair value measurements: - (continued)

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2012 and 2011:

	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$254,739	$254,739	$—	$—	$254,739
Notes receivable, net	1,313,139	—	—	1,313,139	1,313,139
Warrants	24,412	—	—	24,412	24,412

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$500	$500

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorization of the Management of the Managing Member; and
(2)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2012. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2012.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

AGC 8 Managing Member, LLC (the “Managing Member” or “Manager”) is the Company’s Managing Member. The Managing Member is controlled by ATEL Financial Services (“AFS”), a wholly-owned subsidiary of ATEL Capital Group (“ACG” or “ATEL”). The outstanding voting capital stock of ATEL is owned 100% by Dean L. Cash.

Each of AFS and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ACG and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations and communications services, and general administrative services are performed by AFS. ATEL Securities Corporation (“ASC”), a wholly-owned subsidiary of AFS, performs distribution services in connection with the Company’s public offering of its Units.

The officers and directors of ACG and its affiliates are as follows:

Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of AGC 8 Managing Member, LLC (Managing Member)
Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC 8 Managing Member, LLC (Managing Member)
Vasco H. Morais	Executive Vice President, Secretary and General Counsel of AGC 8 Managing Member, LLC (Managing Member)

Dean L. Cash, age 62, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 59, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 54, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2012.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, AGC 8 Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the year ended December 31, 2012 and for the period from December 8, 2011 (Date of Inception) through December 31, 2012 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 4 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the Manager.

Through December 31, 2012, $168,503 of such commissions, excluding payments for Pennsylvania commissions, had either been accrued or paid to ASC. Of that amount, $140,419 has been re-allowed to other broker/dealers.

Asset Management Fee, Carried Interest and Promotional Interest

The Company pays the Manager an annual Asset Management Fee in an amount equal to 2% of Gross Financing Revenues. The Asset Management Fee is paid on a monthly basis. The amount of the Asset Management Fee payable in any year is reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee is paid for services rendered by the Manager and its affiliates in determining portfolio and investment strategies and generally managing or supervising the management of the investment portfolio.

The Manager supervises performance of all management activities, including, among other activities: the acquisition and financing of the investment portfolio, collection of financing revenues, monitoring compliance by customers with their contract terms, assuring that collateral and investment assets are being used in accordance with all operative contractual arrangements, paying operating expenses and arranging for necessary maintenance and repair of equipment and property in the event a customer fails to do so, monitoring property, sales and use tax compliance and preparation of operating financial data. The Manager intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its affiliates who are in the business of providing such services.

In addition to the Asset Management Fee, the Manager receives, as its Carried Interest, an amount equal to 5% of all Distributions of Cash Available for Distribution and Net Disposition Proceeds. The Manager also receives a

Promotional Interest equal to (i) 5% of all Distributions from Cash Available for Distribution and 1% of all Distributions of Net Disposition Proceeds until investors have received distributions in amounts equal to a return of their Capital Contributions plus an amount equal to their respective Priority Returns; and (ii) then 15% of all subsequent Distributions.

Limitations on Fees

The total of all Front End Fees, the Carried Interest, the Asset Management Fee and the Promotional Interest will be subject to the Management Fee Limit in order to assure state securities administrators that the Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. (“NASAA”) is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs as in effect as of the initial effective date of the Fund’s Registration Statement on Form S-1 for the initial public offering of its Units (the “NASAA Guidelines”). For purposes of the application of the NASAA Guidelines, all Portfolio Assets will be deemed “Equipment as defined in the NASAA Guidelines. Article IV, Sections C through G and Article V, Section F of the NASAA Equipment Leasing Guidelines establish the standards for payment to program sponsors of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services, and sets the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G, and Article V, Section F, of the NASAA Equipment Leasing Guidelines (the “NASAA Fee Limitation”). Under the Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the total of the amount of Front End Fees, the Carried Interest, the Asset Management Fee and the Promotional Interest it will pay the Manager and its Affiliates, when added to its will never exceed the maximum compensation payable to a sponsor and its affiliates under the NASAA Fee Limitation.

Management Fee Limit.  The Management Fee Limit will be calculated each year during the Fund’s term by calculating the total fees that would be paid to the Manager if the Manager were to be compensated on the basis of the maximum compensation payable under the NASAA Fee Limitation through the end of such year, as described below. To the extent that the amount paid as Front End Fees, the Asset Management Fee, the Promotional Interest and the Carried Interest for any year would, when added to amounts paid in all prior years, cause the total fees through the end of such year to exceed the aggregate amount of fees calculated under the NASAA Fee Limitation for the same period, the amount of the Promotional Interest and/or Carried Interest payable to the Manager and its Affiliates for that year will be reduced so that the total of all such compensation paid through the end of the period will not exceed the maximum aggregate fees under the NASAA Fee Limitation. To the extent any amounts otherwise payable to the Manager as the Promotional Interest and/or Carried Interest are reduced, the amount of such reduction will be accrued and deferred, and such accrued and deferred compensation would be paid to the Manager in a subsequent period, but only to the extent that the deferred compensation would be within the Management Fee Limit as calculated through that later period. Any deferred fees that cannot be paid under the applicable limitations through the date of liquidation would be forfeited by the Manager at liquidation.

Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund’s Portfolio Assets; or (ii) 75% of such Gross Proceeds. The Fund expects to commit 87.5% of the Gross Proceeds to Investment in Equipment. The Fund will not incur any debt to acquire its portfolio of financing investments. Accordingly, the Minimum Investment in Equipment will be 80% and the Fund’s expected Investment in Equipment would therefore exceed the NASAA Fee Limitation minimum by 7.5%.

The Fund will pay the Manager a maximum Carried Interest equal to 5% of all Distributions, but the amount of the Carried Interest permitted the Manager under the NASAA Fee Limitation will be dependent on the amount by which the percentage of Gross Proceeds the Fund ultimately commits to Investment in Equipment exceeds the minimum Investment in Equipment under the NASAA Fee Limitation. The NASAA Fee Limitation permits the Manager and its Affiliates to receive compensation in the form of a carried interest in Fund Distributions equal to 1% for the first 2.5% of excess Investment in Equipment over the NASAA Guidelines minimum, 1% for the next 2% of such excess, and 1% for each additional 1% of excess Investment in Equipment.

With an Investment in Equipment of 87.5% and zero portfolio leverage, the Manager and its Affiliates may receive a Carried Interest of 5% of Distributions under the foregoing formula (2.5% + 2% + 3% = 7.5% over the minimum [80%]; so, 1% + 1% + 3% = 5% Carried Interest).

As described above, the total amount of Front End Fees paid by the Fund will determine whether the Carried Interest permitted under the NASAA Fee Limitation and the Management Fee Limit imposed by the Operating Agreement is 5% or a lesser percentage. The maximum amounts to be paid under the terms of the Operating Agreement are subject to the application of the Management Fee Limit provided in Section 8.3 of the Agreement, which limits the annual amount payable to the Manager and its Affiliates as the Asset Management Fee, Promotional Interest and the Carried Interest to an aggregate not to exceed the total amount of fees that would be payable to the Manager and its Affiliates under the NASAA Fee Limitation.

Upon completion of the offering of Units, final commitment of offering proceeds to acquisition of Portfolio Assets, the Manager will calculate the maximum Carried Interest, Asset Management Fee and Promotional Interest payable to the Manager and its Affiliates under the NASAA Fee Limitation. If and to the extent that the Asset Management Fee, Promotional Interest and Carried Interest would exceed the fees calculated under the NASAA Fee Limitation, the fees payable to the Manager and its Affiliates will be reduced by an amount sufficient to cause the total of such compensation to comply with the NASAA Fee Limitation. A comparison of the total compensation actually paid to the Manager and Affiliates by the Fund and the NASAA Fee Limitation maximum will be repeated, and any required adjustments will be made, annually thereafter.

See Note 4 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for amounts paid.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2012, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AGC 8 Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Management Services, LLC The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0003%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data-Notes to Financial Statements-Related party transactions” at Note 4 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2012 and the period from December 8, 2011 (Date of Inception) through December 31, 2012, the Company incurred audit fees with its principal auditors totaling $78,400 and $108,400, respectively. Such fees are included in the financial statements as a component of syndication costs which are reflected as a reduction of capital raised.

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s S-1 registration statement, as filed with the Securities and Exchange Commission on December 20, 2011, and the review of financial statements included in amendments to the Form S-1 registration statement and the Company’s quarterly reports on Form 10-Q.

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules
1.	Financial Statements

Included in Part II of this report:
Report of Independent Registered Public Accounting Firm	9
Balance Sheets at December 31, 2012 and 2011	10
Statements of Operations for the year ending December 31, 2012 and for the period from December 8, 2011 (Date of Inception) through December 31, 2012	11
Statements of Changes in Members’ Capital for the period from December 8, 2011 (Date of Inception) through December 31, 2011 and for the year ended December 31, 2012	12
Statements of Cash Flows for the year ended December 31, 2012 and for the period from December 8, 2011 (Date of Inception) through December 31, 2012	13
Notes to Financial Statements	14
2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

(3) and (4) Amended and Restated Limited Liability Company Operating Agreement, included as exhibit B to the Prospectus effective August 20, 2012 as filed on August 22, 2012 (File Number 333-178629) is hereby incorporated herein by reference

(14.1)       Code of Ethics
(31.1)       Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
(31.2)       Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
(32.1)       Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
(32.2)       Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
(101.INS)*   XBRL Instance Document
(101.SCH)*  XBRL Taxonomy Extension Schema Document
(101.CAL)*  XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)*  XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)*  XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)*  XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2013

ATEL GROWTH CAPITAL FUND 8, LLC
(Registrant)

By: AGC 8 Managing Member, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash, Chairman of the Board, President and Chief Executive Officer of AGC 8 Managing Member, LLC, (Managing Member)
By: /s/ Paritosh K. Choksi Paritosh K. Choksi, Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC 8 Managing Member, LLC (Managing Member)
By: /s/ Samuel Schussler Samuel Schussler, Vice President and Chief Accounting Officer of AGC 8 Managing Member, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of AGC 8 Managing Member, LLC, (Managing Member)	March 20, 2013
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC 8 Managing Member, LLC (Managing Member)	March 20, 2013
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of AGC 8 Managing Member, LLC (Managing Member)	March 20, 2013

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.