Form 10-Q
period 2013-03-31
ATEL Growth Capital Fund 8, LLC
filed 2013-05-14
CIK 1537069

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013

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

The number of Limited Liability Company Units outstanding as of April 30, 2013 was 519,769 Units.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,422,256	$254,739
Accounts receivable, net	141	6,664
Notes receivable, net	1,407,739	1,313,139
Fair value of warrants	27,437	24,412
Prepaid expenses and other assets	2,229	—
Total assets	$3,859,802	$1,598,954
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$6,892	$3,315
Affiliates	674,362	679,188
Accrued distributions to Other Members	62,028	20,868
Other	16,008	9
Deposits due borrowers	32,000	32,000
Total liabilities	791,290	735,380
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	3,068,512	863,574
Total Members’ capital	3,068,512	863,574
Total liabilities and Members’ capital	$3,859,802	$1,598,954

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013
AND FOR THE PERIOD FROM DECEMBER 8, 2011 (DATE OF INCEPTION)
THROUGH MARCH 31, 2013
(Unaudited)

	Three Months Ended March 31, 2013	For the Period From December 8, 2011 (Date of Inception) Through March 31, 2013
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$44,927	$59,461
Interest income	1	33
Unrealized gain on fair valuation of warrants	1,860	1,860
Other	2,507	2,947
Total revenues	49,295	64,301
Expenses:
Acquisition expense	24,822	47,135
Cost reimbursements to affiliates	12,064	12,343
Asset management fees to Managing Member	3,455	4,451
Professional fees	3,529	3,529
Outside services	799	2,158
Taxes on income and franchise fees	—	1,600
Bank charges	2,598	5,697
Other	1,535	2,126
Total operating expenses	48,802	79,039
Net income (loss)	$493	$(14,738)
Net income (loss):
Managing Member	$9,141	$11,258
Other Members	(8,648)	(25,996)
	$493	$(14,738)
Net loss per Limited Liability Company Unit
(Other Members)	$(0.03)	$(0.27)
Weighted average number of Units outstanding	299,980	94,748

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

STATEMENTS OF CHANGES IN MEMBER’S CAPITAL

FOR THE PERIODS FROM DECEMBER 8, 2011 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2012 AND FROM JANUARY 1, 2013
THROUGH MARCH 31, 2013
(Unaudited)

		Amount
	Units	Other Members	Managing Member	Total
Member's capital as of December 8, 2011 (Date of inception)	—	$—	$—	$—
Capital contributions – Managing Member	50	—	500	500
Capital contributions	187,276	1,872,760	—	1,872,760
Less selling commissions to affiliates	—	(168,503)	—	(168,503)
Syndication costs	—	(799,785)	—	(799,785)
Distributions to Other Members ($1.13 per Unit)	—	(23,550)	—	(23,550)
Distributions to Managing Member	—	—	(2,617)	(2,617)
Net (loss) income	—	(17,348)	2,117	(15,231)
Balance December 31, 2012	187,326	863,574	—	863,574
Capital contributions	273,268	2,732,680	—	2,732,680
Less selling commissions to affiliates	—	(245,941)	—	(245,941)
Syndication costs	—	(190,886)	—	(190,886)
Distributions to Other Members ($0.27 per Unit)	—	(82,267)	—	(82,267)
Distributions to Managing Member	—	—	(9,141)	(9,141)
Net (loss) income	—	(8,648)	9,141	493
Balance March 31, 2013	460,594	$3,068,512	$—	$3,068,512

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013
AND FOR THE PERIOD FROM DECEMBER 8, 2011 (DATE OF INCEPTION)
THROUGH MARCH 31, 2013
(Unaudited)

	For the Three Months Ended March 31, 2013	For the Period From December 8, 2011 (Date of Inception) Through March 31, 2013
Operating activities:
Net income (loss)	$493	$(14,738)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Accretion of note discount – warrants	(1,773)	(2,370)
Accretion of net note origination costs	1,736	2,172
Unrealized gain on fair valuation of warrants	(1,860)	(1,860)
Changes in operating assets and liabilities:
Accounts receivable	6,523	(141)
Prepaid expenses and other assets	(2,229)	(2,229)
Accounts payable, Managing Member	(997)	(1)
Accounts payable, other	15,999	16,008
Accrued liabilities, affiliates	(50,812)	(86,977)
Deposits due borrowers	—	32,000
Net cash used in operating activities	(32,920)	(58,136)
Investing activities:
Advance payments	(60,220)	—
Payments of note origination costs	(9,776)	(12,750)
Note receivable advances	(150,000)	(1,600,000)
Unearned fee income related to notes receivable	(1,007)	16,326
Principal payments received on notes receivable	125,275	163,306
Net cash used in investing activities	(95,728)	(1,433,118)
Financing activities:
Selling commissions to affiliates	(245,511)	(388,990)
Syndication costs paid to Managing Member	(145,330)	(254,786)
Distributions to Other Members	(41,107)	(43,789)
Distributions to Managing Member	(4,567)	(4,865)
Capital contributions	2,732,680	4,605,940
Net cash provided by financing activities	2,296,165	3,913,510
Net increase in cash and cash equivalents	2,167,517	2,422,256
Cash and cash equivalents at beginning of period	254,739	—
Cash and cash equivalents at end of period	$2,422,256	$2,422,256
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$1,600
Schedule of non-cash investing and financing transactions:
Payables to Managing Member and affiliates at period-end (syndication costs)	$540,935	$540,935
Distributions payable to Other Members at period-end	$62,028	$62,028
Distributions payable to Managing Member at period-end	$6,892	$6,892

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of August 20, 2012. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $75,000,000. As of November 14, 2012, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal to not less than $3,750,000 in gross proceeds. Total contributions to the Fund exceeded $3,750,000 on March 13, 2013, at which time a request was processed to release the Pennsylvania escrowed amounts.

As of March 31, 2013, cumulative contributions totaling $4,605,940 have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 460,594 Units were issued and outstanding. The Fund is actively raising capital and, as of April 30, 2013, has received cumulative contributions in the amount of $5,197,690, inclusive of the $500 initial member’s capital investment.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies: - (continued)

fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Purchased securities

Purchased securities (primarily preferred stocks) are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be $27,437 and $24,412, respectively. See Note 9 for further discussion.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies: - (continued)

Per Unit data:

Net income (loss) per Unit is based upon the weighted average number of Other Members Units outstanding since commencement of its operations.

Recent accounting pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

In December 2012, the Company funded its first equipment financing transaction structured as a note receivable. As of March 31, 2013, the Company had funded four additional investments in notes receivable. The terms of the notes receivable are from 36 to 42 months and bear interest at implicit or stated rates ranging from 11.37% to 14.30%. The notes are secured by the equipment financed. The notes mature from 2015 through 2016. There were neither impaired notes nor notes placed in non-accrual status as of March 31, 2013 and December 31, 2012.

As of March 31, 2013, the minimum future payments receivable are as follows:

Nine months ending December 31, 2013	$419,767
Year ending December 31, 2014	559,690
2015	529,312
2016	219,911
1,728,680
Less: portion representing unearned interest income, net	(320,941)
Notes receivable, net	$1,407,739

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

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions: - (continued)

During the three months ended March 31, 2013 and the period from December 8, 2011 (Date of Inception) through March 31, 2013, the Managing Member and/or affiliates earned commissions, fees and reimbursements pursuant to the Operating Agreement as follows:

	For the Three Months Ended March 31, 2013	For the Period From December 8, 2011 (Date of Inception) Through March 31, 2013
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital	$245,941	$414,444
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members’ capital	190,886	990,671
Administrative costs reimbursed to Managing Member and/or affiliates	12,064	12,343
Asset management fees to Managing Member	3,455	4,451
Acquisition costs and note origination fees paid to Managing Member	34,598	59,885
	$486,944	$1,481,794

5. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $1,405,115 for the period from December 8, 2011 (Date of Inception) through March 31, 2013.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of March 31, 2013, the Company had recorded $714,301 of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

6. Commitments:

At March 31, 2013, there were commitments to fund investments in notes receivable approximating $450,000. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

8. Members’ Capital:

A total of 460,594 and 187,326 Units were issued and outstanding at March 31, 2013 and December 31, 2012, respectively. The Fund is authorized to issue up to 7,500,000 Units in addition to the Units issued to the initial member (50 Units).

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

Distributions to the Other Members for the three months ended March 31, 2013 and for the period from December 8, 2011 (Date of Inception) through March 31, 2013 are as follows:

	For the Three Months Ended March 31, 2013	For the Period From December 8, 2011 (Date of Inception) Through March 31, 2013
Distributions declared	$82,267	$105,817
Weighted average number of Units outstanding	299,980	94,748
Weighted average distributions per Unit	$0.27	$1.12

9. Fair value measurements:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company's own estimates of assumptions that market participants would use in pricing the asset or liability.

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

9. Fair value measurements: - (continued)

At March 31, 2013 and December 31, 2012, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the volatility of respective similar publicly traded companies, a risk free interest rate for the term(s) of the warrant exercise(s), and the respective exercise prices and number of warrants. As of March 31, 2013 and December 31, 2012, the calculated fair value of the Fund’s warrant portfolio totaled $27,437 and $24,412, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following reconciles the beginning and ending balances of the Company’s Level 3 recurring assets:

Level 3 assets
Balance at December 31, 2011	$—
Fair value of new warrants, recorded during the year (included in net deferred loan fees or costs)	24,412
Balance at December 31, 2012	24,412
Fair value of new warrants, recorded during the period (included in net deferred loan fees or costs)	1,165
Unrealized gain on warrants, net recorded during the period	1,860
Balance at March 31, 2013	$27,437

ATEL GROWTH CAPITAL FUND 8, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

9. Fair value measurements: - (continued)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s investments categorized as Level 3 in the fair value hierarchy:

Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to Maturity (in years)	6.25 – 9.84
			Annual risk-free interest rate	1.06% – 1.84%
			Annualized volatility	15.32% – 30.85%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,422,256	$2,422,256	$—	$—	$2,422,256
Notes receivable, net	1,407,739	—	—	1,407,739	1,407,739
Warrants	27,437	—	—	27,437	27,437

	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$254,739	$254,739	$—	$—	$254,739
Notes receivable, net	1,313,139	—	—	1,313,139	1,313,139
Warrants	24,412	—	—	24,412	24,412

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, changes in general economic conditions, including significant rates of inflation and fluctuations in interest rates may result in reduced returns on invested capital. The Company’s performance is subject to risks relating to borrower defaults and the creditworthiness of its borrowers. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Plan of Operations

The offering of ATEL Capital Growth Fund 8, LLC (the “Company” or the “Fund”) was granted effectiveness by the Securities and Exchange Commission as of August 20, 2012. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $75,000,000.

As of November 14, 2012, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal to not less than $3,750,000 in gross proceeds. Total contributions to the Fund exceeded $3,750,000 on March 13, 2013, at which time a request was processed to release the Pennsylvania escrowed amounts.

As of March 31, 2013, cumulative contributions totaling $4,605,940 have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 460,594 Units were issued and outstanding. The Fund is actively raising capital and, as of April 30, 2013, has received cumulative contributions in the amount of $5,197,690, inclusive of the $500 initial member’s capital investment.

The Company reported net income of $493 for the three months ended March 31, 2013 and a net loss of $14,738 for the period from December 8, 2011 (Date of Inception) through March 31, 2013.

The net income for the three months ended March 31, 2013 was a result of revenues totaling $49,295 partially offset by total expenses of $48,802. Total revenues mostly consisted of $44,927 of interest income, including accretion of net note origination costs and discounts, derived from the Fund’s investments in notes receivable. Total expenses were primarily comprised of $24,822 of acquisition expenses related to loan originations and $12,064 of costs reimbursed to affiliates. Combined, such acquisition expenses and costs reimbursed to affiliates represent approximately 76% of total expenses.

The net loss for the period from December 8, 2011 (Date of Inception) through March 31, 2013 was comprised of total expenses amounting to $79,039 offset, in part, by total revenues of $64,301. Total expenses were primarily comprised of $47,135 of acquisition expenses related to loan originations, $12,343 of costs reimbursed to affiliates, $5,697 of bank charges and $4,451 of asset management fees paid to the Manager. Total revenues mostly consisted of $59,461 of interest income, including accretion of net note origination costs and discounts, derived from the Fund’s investments in notes receivable.

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

During the three months ended March 31, 2013 and for the period from December 8, 2011 (Date of Inception) through March 31, 2013, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of March 31, 2013, cumulative capital contributions totaling $4,605,940 (460,594 Units) have been received.

During the same periods, the primary uses of cash were to fund investments in notes receivable and to pay commissions and syndication costs associated with the offering. Investments in notes receivable funded during the three months ended March 31, 2013 and the period from December 8, 2011 (Date of Inception) through March 31, 2013 totaled $150,000 and $1,600,000, respectively; and, commissions and syndication costs paid totaled $390,841 and $643,776 during the same respective periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through March 31, 2013.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2013, and paid through March 31, 2013. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2013:

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
November 14, 2012 – November 30, 2012	Dec 2012	$2,682		$—		$2,682		$0.43	6,306
December 2012 – February 2013	Jan – Mar 2013	41,107		—		41,107		0.19	215,916
		$43,789		$—		$43,789		$0.62
Source of distributions
Payments received on investment portfolio		$43,789	100.00%	$—	0.00%	$43,789	100.00%
Interest on funds held in reserve		—	0.00%	—	0.00%	—	0.00%
		$43,789	100.00%	$—	0.00%	$43,789	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 46 – 47 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from November 14 (date the escrow requirement was met) to November 30, 2012, and from December 1, 2012 to February 28, 2013, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2013, there were commitments to fund investments in notes receivable approximating $450,000. This amount represents contract awards which may be canceled by the prospective borrower or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, which are based upon historical experiences, market trends and financial forecasts, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the Company’s critical accounting policies since December 31, 2012.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: August 20, 2012; File Number: 333-178629
(2)	Offering commenced: August 20, 2012
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of March 31, 2013:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	7,500,000	$75,000,000	460,594	$4,605,940
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning
	ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$86,442	$302,548	$388,990
Other syndication costs	—	254,786	254,786
Total expenses	$86,442	$557,334	$643,776
(8) Net offering proceeds to the issuer after total expenses in item 7:			$3,962,164
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning
	ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Investment in notes receivable	$12,749	$1,600,000	$1,612,749
Distributions paid	4,865	43,789	48,654
Other expenses	91,788	—	91,788
	$109,402	$1,643,789	$1,753,191
(10) Net offering proceeds to the issuer after total expenses in item 9:			$2,208,973

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

Date: May 14, 2013

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

Exhibit 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) OR RULE 15d-14(a)
OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dean L. Cash, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ATEL Growth Capital Fund 8, LLC;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 14, 2013

/s/ Dean L. Cash Dean L. Cash Chairman of the Board, President and Chief Executive Officer of AGC 8 Managing Member, LLC (Managing Member)

Exhibit 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) OR RULE 15d-14(a)
OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paritosh K. Choksi, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ATEL Growth Capital Fund 8, LLC;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 14, 2013

/s/ Paritosh K. Choksi Paritosh K. Choksi Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC 8 Managing Member, LLC (Managing Member)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
§906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ATEL Growth Capital Fund 8, LLC (the “Company”) on Form 10-Q for the period ended March 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dean L. Cash, Chairman of the Board, President and Chief Executive Officer of AGC 8 Managing Member, LLC, Managing Member of the Company, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2013

/s/ Dean L. Cash Dean L. Cash Chairman of the Board, President and Chief Executive Officer of AGC 8 Managing Member, LLC (Managing Member)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
§906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ATEL Growth Capital Fund 8, LLC (the “Company”) on Form 10-Q for the period ended March 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Paritosh K. Choksi, Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC 8 Managing Member, LLC, Managing Member of the Company, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2013

/s/ Paritosh K. Choksi Paritosh K. Choksi Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC 8 Managing Member, LLC (Managing Member)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.