Form 10-Q
period 2013-06-30
ATEL Growth Capital Fund 8, LLC
filed 2013-08-13
CIK 1537069

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2013

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

The number of Limited Liability Company Units outstanding as of July 31, 2013 was 691,523 Units.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,414,467	$254,739
Accounts receivable, net	5,725	6,664
Notes receivable, net	1,904,597	1,313,139
Fair value of warrants	34,454	24,412
Prepaid expenses and other assets	5,097	—
Total assets	$5,364,340	$1,598,954
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$11,200	$3,315
Affiliates	852,480	679,188
Accrued distributions to Other Members	100,830	20,868
Other	3	9
Deposits due borrowers	32,000	32,000
Total liabilities	996,513	735,380
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	4,367,827	863,574
Total Members’ capital	4,367,827	863,574
Total liabilities and Members’ capital	$5,364,340	$1,598,954

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$51,677	$96,604
Unrealized gain on fair valuation of warrants	297	2,157
Other	3,873	6,381
Total revenues	55,847	105,142
Expenses:
Acquisition expense	122,255	147,077
Cost reimbursements to affiliates	13,269	25,333
Asset management fees to Managing Member	3,083	6,538
Professional fees	780	4,309
Outside services	7,869	8,668
Taxes on income and franchise fees	1,600	1,600
Bank charges	1,738	4,336
Other	5,629	7,164
Total operating expenses	156,223	205,025
Net loss	$(100,376)	$(99,883)
Net income (loss):
Managing Member	$16,813	$25,954
Other Members	(117,189)	(125,837)
	$(100,376)	$(99,883)
Net loss per Limited Liability Company Unit (Other Members)	$(0.21)	$(0.30)
Weighted average number of Units outstanding	552,066	423,807

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBER’S CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012 AND FOR THE
SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2011	50	$—	$500	$500
Capital contributions	187,276	1,872,760	—	1,872,760
Less selling commissions to affiliates	—	(168,503)	—	(168,503)
Syndication costs	—	(799,785)	—	(799,785)
Distributions to Other Members ($1.13 per Unit)	—	(23,550)	—	(23,550)
Distributions to Managing Member	—	—	(2,617)	(2,617)
Net (loss) income	—	(17,348)	2,117	(15,231)
Balance December 31, 2012	187,326	863,574	—	863,574
Capital contributions	468,621	4,686,210	—	4,686,210
Rescissions of Units	(550)	(4,935)	—	(4,935)
Less selling commissions to affiliates	—	(421,264)	—	(421,264)
Syndication costs	—	(396,300)	—	(396,300)
Distributions to Other Members ($0.55 per Unit)	—	(233,621)	—	(233,621)
Distributions to Managing Member	—	—	(25,954)	(25,954)
Net (loss) income	—	(125,837)	25,954	(99,883)
Balance June 30, 2013	655,397	$4,367,827	$—	$4,367,827

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Operating activities:
Net loss	$(100,376)	$(99,883)
Adjustment to reconcile net loss to cash provided by operating activities:
Accretion of note discount – warrants	(1,816)	(3,589)
Amortization of net note origination costs	1,727	3,463
Unrealized gain on fair valuation of warrants	(297)	(2,157)
Changes in operating assets and liabilities:
Accounts receivable	(5,584)	939
Prepaid expenses and other assets	(2,868)	(5,097)
Accounts payable, Managing Member	1	(996)
Accounts payable, other	(16,005)	(6)
Accrued liabilities, affiliates	127,880	77,068
Unearned fee income related to notes receivable	6,907	5,900
Net cash provided by (used in) operating activities	9,569	(24,358)
Investing activities:
Advance payments	30,800	(29,420)
Payments of note origination costs	(1,158)	(10,934)
Note receivable advances	(648,070)	(798,070)
Principal payments received on notes receivable	108,032	233,307
Net cash used in investing activities	(510,396)	(605,117)
Financing activities:
Selling commissions to affiliates	(200,777)	(446,288)
Syndication costs paid to Managing Member	(129,722)	(275,052)
Distributions to Other Members	(112,552)	(153,659)
Distributions to Managing Member	(12,506)	(17,073)
Capital contributions	1,953,530	4,686,210
Rescissions of capital contributions	(4,935)	(4,935)
Net cash provided by financing activities	1,493,038	3,789,203
Net increase in cash and cash equivalents	992,211	3,159,728
Cash and cash equivalents at beginning of period	2,422,256	254,739
Cash and cash equivalents at end of period	$3,414,467	$3,414,467
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$1,600	$1,600
Schedule of non-cash investing and financing transactions:
Payables to Managing Member and affiliates at period-end (syndication costs)	$811,577	$811,577
Distributions payable to Other Members at period-end	$100,830	$100,830
Distributions payable to Managing Member at period-end	$11,200	$11,200

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL Growth Capital Fund 8, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on December 8, 2011 for the purpose of providing financing for the acquisition of equipment and other goods and services used by emerging growth companies and established privately held companies without publicly traded securities, and for providing other forms of financing for, and to acquire equity interests and warrants and rights to purchase equity interests in such companies. The Fund may continue until it is terminated in accordance with the ATEL Growth Capital Fund 8, LLC limited liability company operating agreement dated December 13, 2011 (the “Operating Agreement”). The Managing Member of the Company is AGC 8 Managing Member, LLC (the “Managing Member” or “Manager”), a Nevada limited liability corporation. Contributions in the amount of $500 were received as of December 31, 2011, which represented the initial Member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

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

As of June 30, 2013, cumulative contributions, net of rescissions, totaling $6,553,970 (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 655,397 Units were issued and outstanding. The Fund is actively raising capital and, as of July 31, 2013, has received cumulative contributions, net of rescissions, in the amount of $6,915,230 (inclusive of the $500 initial Member’s capital investment).

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

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies: - (continued)

financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be $34,454 and $24,412, respectively. See Note 9 for further discussion.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 36 to 42 months and bear interest at implicit or stated rates ranging from 11.29% to 14.30%. The notes are secured by the equipment financed. The notes mature from 2015 through 2016. There were neither impaired notes nor notes placed in non-accrual status as of June 30, 2013 and December 31, 2012.

As of June 30, 2013, the minimum future payments receivable are as follows:

Six months ending December 31, 2013	$399,497
Year ending December 31, 2014	797,426
2015	770,296
2016	375,877
2,343,096
Less: portion representing unearned interest income, net	(407,699)
Less: advance payments	(30,800)
Notes receivable, net	$1,904,597

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions: - (continued)

During the three and six months ended June 30, 2013, the Managing Member and/or affiliates earned commissions, fees and reimbursements pursuant to the Operating Agreement as follows:

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members' capital	$175,323	$421,264
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members' capital	205,414	396,300
Administrative costs reimbursed to Managing Member and/or affiliates	13,269	25,333
Asset management fees to Managing Member	3,083	6,538
Acquisition costs and note origination fees paid to Managing Member	123,412	158,010
	$520,501	$1,007,445

5. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $1,785,852 for the period from December 8, 2011 (Date of Inception) through June 30, 2013.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of June 30, 2013, the Company had recorded an approximate $803,000 of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

6. Commitments:

At June 30, 2013, there were commitments to fund investments in notes receivable totaling an approximate $902,000. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

8. Members’ Capital:

A total of 655,397 and 187,326 Units were issued and outstanding at June 30, 2013 and December 31, 2012, respectively. The Fund is authorized to issue up to 7,500,000 Units in addition to the Units issued to the initial Member (50 Units).

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

Distributions to the Other Members for the three and six months ended June 30, 2013 are as follows:

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Distributions declared	$151,354	$233,621
Weighted average number of Units outstanding	552,066	423,807
Weighted average distributions per Unit	$0.27	$0.55

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

At June 30, 2013 and December 31, 2012, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes and third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

9. Fair value measurements: - (continued)

determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the volatility of respective similar publicly traded companies, a risk free interest rate for the term(s) of the warrant exercise(s), and the respective exercise prices and number of warrants. As of June 30, 2013 and December 31, 2012, the calculated fair value of the Fund’s warrant portfolio totaled $34,454 and $24,412, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following reconciles the beginning and ending balances of the Company’s Level 3 recurring assets:

Level 3 assets
Balance at December 31, 2011	$—
Fair value of new warrants, recorded during the year (included in net deferred loan fees or costs)	24,412
Balance at December 31, 2012	24,412
Fair value of new warrants, recorded during the period (included in net deferred loan fees or costs)	7,885
Unrealized gain on warrants, net recorded during the period	2,157
Balance at June 30, 2013	$34,454

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s investments categorized as Level 3 in the fair value hierarchy as of June 30, 2013:

Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to Maturity (in years)	6.00 – 9.98
			Annual risk-free interest rate	1.69% – 2.52%
			Annualized volatility	2.45% – 28.76%

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

9. Fair value measurements: - (continued)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,414,467	$3,414,467	$—	$—	$3,414,467
Notes receivable, net	1,904,597	—	—	1,904,597	1,904,597
Warrants	34,454	—	—	34,454	34,454

	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$254,739	$254,739	$—	$—	$254,739
Notes receivable, net	1,313,139	—	—	1,313,139	1,313,139
Warrants	24,412	—	—	24,412	24,412

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

As of June 30, 2013, cumulative contributions, net of rescissions, totaling $6,553,970 (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 655,397 Units were issued and outstanding. The Fund is actively raising capital and, as of July 31, 2013, has received cumulative contributions, net of rescissions, in the amount of $6,915,230 (inclusive of the $500 initial Member’s capital investment).

The Company reported net losses of $100,376 and $99,883 for the respective three and six months ended June 30, 2013.

The net loss for the three months ended June 30, 2013 was a result of total expenses of $156,223 offset, in part, by total revenues of $55,847. Total expenses were primarily comprised of $122,255 of acquisition expenses related to loan originations, $13,269 of costs reimbursed to affiliates and $7,869 of outside services expense related to printing services. Combined, such expenses represent approximately 92% of total expenses. Total revenues mostly consisted of $51,677 of interest income, including accretion of net note origination costs and discounts, derived from the Fund’s investments in notes receivable.

The net loss for the six months ended June 30, 2013 was comprised of total expenses amounting to $205,025 offset, in part, by total revenues of $105,142. Total expenses were primarily comprised of $147,077 of acquisition expenses related to loan originations, $25,333 of costs reimbursed to affiliates, $8,668 of outside services expense related to printing services and $7,164 of other expense related primarily to investor communications. Combined, such expenses represent approximately 92% of total expenses. Total revenues mostly consisted of $96,604 of interest income, including accretion of net note origination costs and discounts, derived from the Fund’s investments in notes receivable.

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

During the three and six months ended June 30, 2013, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions, net of rescissions, totaled $1,953,530 and $4,686,210 for the respective three and six months ended June 30, 2013. As of June 30, 2013, cumulative capital contributions, net of rescissions, totaling $6,553,970 (655,397 Units) have been received.

During the same periods, the primary uses of cash were to fund investments in notes receivable, to pay commissions and syndication costs associated with the offering, and to pay distributions. Investments in notes receivable funded during the respective three and six months ended June 30, 2013 totaled $648,070 and $798,070, while commissions and syndication costs paid totaled $330,499 and $721,340. In addition, distributions paid to the Managing Member and Other Members totaled $125,058 and $170,732 during the same respective periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through June 30, 2013.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2013, and paid through June 30, 2013. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions-Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2013:

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
November 14, 2012 – November 30, 2012	Dec 2012	$2,682		$—		$2,682		$0.43	6,306
December 2012 – May 2013	Jan – Jun 2013	153,659		—		153,659		0.44	349,770
		$156,341		$—		$156,341		$0.87
Source of distributions
Payments received on investment portfolio		$156,341	100.00%	$—	0.00%	$156,341	100.00%
Interest on funds held in reserve		—	0.00%	—	0.00%	—	0.00%
		$156,341	100.00%	$—	0.00%	$156,341	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 46 – 47 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from November 14 (date the escrow requirement was met) to November 30, 2012, and from December 1, 2012 to May 31, 2013, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2013, there were commitments to fund investments in notes receivable totaling an approximate $902,000. This amount represents contract awards which may be canceled by the prospective borrower or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1) Effective date of the offering: August 20, 2012; File Number: 333-178629

(2) Offering commenced: August 20, 2012

(3) The offering did not terminate before any securities were sold.

(4) The managing underwriter is ATEL Securities Corporation.

(5) The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(6) Aggregate amount and offering price of securities registered and sold as of June 30, 2013:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	7,500,000	$75,000,000	655,397	$6,553,970

(7) Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$131,059	$458,708	$589,767
Other syndication costs	—	384,508	384,508
Total expenses	$131,059	$843,216	$974,275

(8) Net offering proceeds to the issuer after total expenses in item 7:                     $ 5,579,695

(9) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Investment in notes receivable	$13,908	$2,248,070	$2,261,978
Distributions paid	17,371	156,341	173,712
Other expenses	249,168	—	249,168
	$280,447	$2,404,411	$2,684,858

(10) Net offering proceeds to the issuer after total expenses in item 9:                   $  2,894,837

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

2.	Other Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Dean L. Cash
31.2	Rule 13a-14(a)/15d-14(a) Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2013

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