Form 10-Q
period 2013-09-30
ATEL Growth Capital Fund 8, LLC
filed 2013-11-13
CIK 1537069

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of October 31, 2013 was 862,551 Units.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,989,932	$254,739
Accounts receivable	2,136	6,664
Notes receivable, net	1,951,512	1,313,139
Fair value of warrants	37,370	24,412
Prepaid expenses and other assets	10,416	—
Total assets	$5,991,366	$1,598,954
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$14,619	$3,315
Affiliates	887,549	679,188
Accrued distributions to Other Members	131,573	20,868
Other	30,002	9
Deposits due borrowers	—	32,000
Total liabilities	1,063,743	735,380
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	4,927,623	863,574
Total Members’ capital	4,927,623	863,574
Total liabilities and Members’ capital	$5,991,366	$1,598,954

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenues:
Notes receivable interest income, including amortization of net note origination costs and discounts	$52,727	$149,331
Gain on early termination of notes receivable	46,452	46,452
Gain on sales or dispositions of securities	49,911	49,911
Interest income	327	327
Unrealized (loss) gain on fair valuation of warrants	(1,397)	760
Other	5,096	11,477
Total revenues	153,116	258,258
Expenses:
Acquisition expense	38,019	185,096
Cost reimbursements to affiliates	16,326	41,659
Asset management fees to Managing Member	4,282	10,820
Professional fees	4,147	8,456
Outside services	5,662	14,330
Taxes on income and franchise fees	—	1,600
Bank charges	2,150	6,486
Other	10,241	17,405
Total operating expenses	80,827	285,852
Net income (loss)	$72,289	$(27,594)
Net income (loss):
Managing Member	$62,238	$88,192
Other Members	10,051	(115,786)
	$72,289	$(27,594)
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.01	$(0.22)
Weighted average number of Units outstanding	723,893	526,487

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBER’S CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012 AND FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2011	50	$—	$500	$500
Capital contributions	187,276	1,872,760	—	1,872,760
Less selling commissions to affiliates	—	(168,503)	—	(168,503)
Syndication costs	—	(799,785)	—	(799,785)
Distributions to Other Members ($1.13 per Unit)	—	(23,550)	—	(23,550)
Distributions to Managing Member	—	—	(2,617)	(2,617)
Net (loss) income	—	(17,348)	2,117	(15,231)
Balance December 31, 2012	187,326	863,574	—	863,574
Capital contributions	603,955	6,039,550	—	6,039,550
Rescissions of Units	(550)	(5,320)	—	(5,320)
Less selling commissions to affiliates	—	(543,065)	—	(543,065)
Syndication costs	—	(554,033)	—	(554,033)
Distributions to Other Members ($1.44 per Unit)	—	(757,297)	—	(757,297)
Distributions to Managing Member	—	—	(88,192)	(88,192)
Net (loss) income	—	(115,786)	88,192	(27,594)
Balance September 30, 2013	790,731	$4,927,623	$—	$4,927,623

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Operating activities:
Net income (loss)	$72,289	$(27,594)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Accretion of note discount – warrants	(2,309)	(5,898)
Amortization of net note origination costs	3,998	7,461
Gain on early termination of notes receivable	(46,452)	(46,452)
Gain on sales or dispositions of securities	(49,911)	(49,911)
Unrealized loss (gain) on fair valuation of warrants	1,397	(760)
Changes in operating assets and liabilities:
Accounts receivable	3,589	4,528
Prepaid expenses and other assets	(5,319)	(10,416)
Accounts payable, Managing Member	—	(996)
Accounts payable, other	29,999	29,993
Accrued liabilities, affiliates	(127,726)	(50,658)
Deposits due borrowers	(32,000)	(32,000)
Unearned fee income related to notes receivable	569	6,469
Net cash used in operating activities	(151,876)	(176,234)
Investing activities:
Advance payments	(24,412)	(53,832)
Proceeds from early termination of notes receivable	341,880	341,880
Proceeds from sales of warrants	54,758	54,758
Payments of note origination costs	(9,183)	(20,117)
Note receivable advances	(474,377)	(1,272,447)
Principal payments received on notes receivable	154,211	387,518
Net cash provided by (used in) investing activities	42,877	(562,240)
Financing activities:
Selling commissions to affiliates	(30,666)	(476,954)
Syndication costs paid to Managing Member	(86,076)	(361,128)
Distributions to Other Members	(492,931)	(646,590)
Distributions to Managing Member	(58,818)	(75,891)
Capital contributions	1,353,340	6,039,550
Rescissions of capital contributions	(385)	(5,320)
Net cash provided by financing activities	684,464	4,473,667
Net increase in cash and cash equivalents	575,465	3,735,193
Cash and cash equivalents at beginning of period	3,414,467	254,739
Cash and cash equivalents at end of period	$3,989,932	$3,989,932
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$1,600
Schedule of non-cash investing and financing transactions:
Payables to Managing Member and affiliates at period-end (syndication costs)	$882,482	$882,482
Distributions payable to Other Members at period-end	$131,573	$131,573
Distributions payable to Managing Member at period-end	$14,619	$14,619

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

As of September 30, 2013, cumulative contributions, net of rescissions and related distributions paid, totaling $7,907,310 (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 790,731 Units were issued and outstanding. The Fund is actively raising capital and, as of October 31, 2013, has received cumulative contributions, net of rescissions and related distributions paid, in the amount of $8,625,510 (inclusive of the $500 initial Member’s capital investment).

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

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies: - (continued)

financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be $37,370 and $24,412, respectively. See Note 9 for further discussion.

Per Unit data:

Net income (loss) per Unit is based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 31 to 42 months and bear interest at implicit or stated rates ranging from 11.29% to 14.30%. The notes are secured by the equipment financed. The notes mature in 2016. There were neither impaired notes nor notes placed in non-accrual status as of September 30, 2013 and December 31, 2012.

As of September 30, 2013, the minimum future payments receivable are as follows:

Three months ending December 31, 2013	$176,252
Year ending December 31, 2014	806,323
2015	823,117
2016	558,890
2,364,582
Less: portion representing unearned interest income, net	(406,682)
Less: advance payments	(6,388)
Notes receivable, net	$1,951,512

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions: - (continued)

During the three and nine months ended September 30, 2013, the Managing Member and/or affiliates earned commissions, fees and reimbursements pursuant to the Operating Agreement as follows:

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members' capital	$121,801	$543,065
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members' capital	157,733	554,033
Administrative costs reimbursed to Managing Member and/or affiliates	16,326	41,659
Asset management fees to Managing Member	4,282	10,820
Acquisition costs and note origination fees paid to Managing Member	47,202	205,213
	$347,344	$1,354,790

5. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $2,065,386 for the period from December 8, 2011 (Date of Inception) through September 30, 2013.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of September 30, 2013, the Company had recorded an approximate $880,000 of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

6. Commitments:

At September 30, 2013, there were commitments to fund investments in notes receivable totaling $3,127,553. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

8. Members’ Capital:

A total of 790,731 and 187,326 Units were issued and outstanding at September 30, 2013 and December 31, 2012, respectively. The Fund is authorized to issue up to 7,500,000 Units in addition to the Units issued to the initial Member (50 Units).

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

Distributions to the Other Members for the three and nine months ended September 30, 2013 are as follows:

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Distributions declared	$523,676	$757,297
Weighted average number of Units outstanding	723,893	526,487
Weighted average distributions per Unit	$0.72	$1.44

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

At September 30, 2013 and December 31, 2012, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the volatility of respective similar publicly traded companies, a risk free interest rate for the term(s) of the warrant exercise(s), and the respective exercise prices and number of warrants. As of September 30, 2013 and December 31, 2012, the calculated fair value of the Fund’s warrant portfolio totaled $37,370 and $24,412, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following reconciles the beginning and ending balances of the Company’s Level 3 recurring assets:

Level 3 assets
Balance at December 31, 2011	$—
Fair value of new warrants, recorded during the year (included in net deferred loan fees or costs)	24,412
Balance at December 31, 2012	24,412
Fair value of new warrants, recorded during the period (included in net deferred loan fees or costs)	17,045
Net exercise of warrants	(4,847)
Unrealized gain on warrants, net recorded during the period	760
Balance at September 30, 2013	$37,370

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s investments categorized as Level 3 in the fair value hierarchy as of September 30, 2013:

Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to Maturity (in years)	5.75 – 9.73
			Annual risk-free interest rate	1.62% – 2.47%
			Annualized volatility	3.14% – 27.84%

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with credit risk or estimated collateral liquidation adjustments for non-accrual loans as deemed necessary.

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,989,932	$3,989,932	$—	$—	$3,989,932
Notes receivable, net	1,951,512	—	—	1,951,512	1,951,512
Warrants	37,370	—	—	37,370	37,370

	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$254,739	$254,739	$—	$—	$254,739
Notes receivable, net	1,313,139	—	—	1,313,139	1,313,139
Warrants	24,412	—	—	24,412	24,412

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

Plan of Operations

The offering of ATEL Growth Capital Fund 8, LLC (the “Company” or the “Fund”) was granted effectiveness by the Securities and Exchange Commission as of August 20, 2012. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $75,000,000.

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

As of September 30, 2013, cumulative contributions, net of rescissions and related distributions paid, totaling $7,907,310 (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 790,731 Units were issued and outstanding. The Fund is actively raising capital and, as of October 31, 2013, has received cumulative contributions, net of rescissions and related distributions paid, in the amount of $8,625,510 (inclusive of the $500 initial Member’s capital investment).

The Company reported net income of $72,289 and a net loss of $27,594 for the respective three and nine months ended September 30, 2013.

The net income for the three months ended September 30, 2013 was a result of total revenues of $153,116 offset, in part, by total operating expenses of $80,827. Total revenues were primarily comprised of $52,727 of interest income (including amortization of net note origination costs and discounts) derived from the Fund’s investments in notes receivable, $49,911 of gain from the net exercise of warrants, and $46,452 of gain from the early termination of certain notes receivable. Combined, such revenues represent approximately 97% of total revenues. Total expenses mostly consisted of $38,019 of acquisition expenses related to loan originations, $16,326 of costs reimbursed to affiliates, $10,241 of other expense related to administrative expenses, and $5,662 of outside services costs which were primarily associated with printing services.

The net loss for the nine months ended September 30, 2013 was comprised of total expenses amounting to $285,852 offset, in part, by total revenues of $258,258. Total expenses mostly consisted of $185,096 of acquisition expenses related to loan originations, $41,659 of costs reimbursed to affiliates, $17,405 of other expense primarily related to investor communications and administrative expenses, and $14,330 of outside services related to printing services. Combined, such expenses represent approximately 90% of total expenses. Total revenues mostly consisted of $149,331 of interest income (including amortization of net note origination costs and discounts) derived from the Fund’s investments in notes receivable, $49,911 of gain from the net exercise of warrants, and $46,452 of gain from the early termination of certain notes receivable.

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

During the three and nine months ended September 30, 2013, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions, net of rescissions and related distributions paid, totaled $1,352,955 and $6,034,230 for the respective three and nine months ended September 30, 2013. As of September 30, 2013, cumulative capital contributions, net of rescissions and related distributions paid, totaling $7,907,310 (790,731 Units) have been received.

During the same periods, the primary uses of cash were to fund investments in notes receivable, to pay commissions and syndication costs associated with the offering, and to pay distributions. Investments in notes receivable funded during the respective three and nine months ended September 30, 2013 totaled $474,377 and $1,272,447, while commissions and syndication costs paid totaled $116,742 and $838,082. In addition, distributions paid to the Managing Member and Other Members totaled $551,749 and $722,481 during the same respective periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through September 30, 2013.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2013, and paid through September 30, 2013. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2013:

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$34		$34		n/a	n/a
November 14, 2012 – November 30, 2012	Dec 2012	2,682		—		2,682		$0.43	6,306
December 2012 – August 2013	Jan – Sep 2013	646,556		—		646,556		1.41	458,802
		$649,238		$34		$649,272		$1.84
Source of distributions
Payments received on investment portfolio		$649,238	100.00%	$—	0.00%	$649,238	99.99%
Interest on funds held in reserve		—	0.00%	34	100.00%	34	0.01%
		$649,238	100.00%	$34	100.00%	$649,272	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 46 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from November 14 (date the escrow requirement was met) to November 30, 2012, and from December 1, 2012 to August 31, 2013, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2013, there were commitments to fund investments in notes receivable totaling $3,127,553. This amount represents contract awards which may be canceled by the prospective borrower or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

(4) The managing underwriter is ATEL Securities Corporation.

(5) The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(6) Aggregate amount and offering price of securities registered and sold as of September 30, 2013:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	7,500,000	$75,000,000	790,731	$7,907,310

(7) Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$137,874	$482,559	$620,433
Other syndication costs	—	470,584	470,584
Total expenses	$137,874	$953,143	$1,091,017

(8) Net offering proceeds to the issuer after total expenses in item 7:                     $ 6,816,293

(9) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Investment in notes receivable	$23,090	$2,722,447	$2,745,537
Distributions paid	76,189	649,272	725,461
Other expenses	339,179	—	339,179
	$438,458	$3,371,719	$3,810,177

(10) Net offering proceeds to the issuer after total expenses in item 9:                    $ 3,006,116

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

Date: November 13, 2013

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