Form 10-K
period 2013-12-31
ATEL Growth Capital Fund 8, LLC
filed 2014-03-24
CIK 1537069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2014 was 1,149,641.

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

As of December 31, 2013, cumulative contributions, net of rescissions and related distributions paid, totaling $10,215,490 (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,021,531 Units were issued and outstanding. The Fund is actively raising capital and, as of February 28, 2014, has received cumulative contributions, net of rescissions and related distributions paid, in the amount of $11,496,410 (inclusive of the $500 initial Member’s capital investment).

The Fund, or Managing Member on behalf of the Fund, has and will continue to incur costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Fund is limited by certain provisions of the Operating Agreement.

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

Note Receivable Activities

The Company seeks to finance assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2013 and the industries to which the assets have been financed:

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computers	$1,135,182	20.32%
Office equipment	750,000	13.43%
Semiconductor manufacturing equipment	650,000	11.64%
Research & Development	644,231	11.53%
Recycling	400,000	7.16%
Food processing	200,000	3.58%
Other	1,805,768	32.34%
	$5,585,181	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Health services	$1,800,000	32.23%
Hardware & peripheral devices	1,400,000	25.07%
Clean technology	1,050,000	18.80%
Computer engines	785,181	14.06%
Communications	350,000	6.27%
Business services	200,000	3.57%
	$5,585,181	100.00%

From inception to December 31, 2013, assets financed by the Company that are associated with terminated loans are as follows:

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Recycling	$400,000	$341,880	$136,963
	$400,000	$341,880	$136,963

For further information regarding the Company’s notes receivable as of December 31, 2013, see Note 3 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2013, a total of 262 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of December 31, 2013. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

The estimated values for non-interest bearing items such as any current assets and liabilities were assumed to equal their respective reported balances, which management believes approximate their respective fair values, as adjusted for impairment.

A discounted cash flow approach was used to estimate the values of notes receivable and related warrants. Under such approach, the value of a financial instrument was estimated by calculating the present value of the instrument’s expected cash flows. The present value was determined by discounting the cash flows the instrument is expected to generate by discount rates as deemed appropriate by the Manager. In most cases, the discount rates used were based on U.S. Treasury yields reported as of the reporting date, plus a spread to account for the credit risk difference between the instrument being valued and Treasury securities. The valuation of the Company’s warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s).

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2013 valuation date. As of December 31, 2013, the value of the Company’s assets, calculated on this basis, was approximately $10.00 per Unit.

The aforementioned valuation was performed solely for the purpose of providing an estimated liquidation value per Unit for those Unitholders who seek valuation information. It is important to note again that there is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. The Company will liquidate its assets in the ordinary course of its business and investment cycle. Furthermore, there can be no assurance as to when the Company will be fully liquidated, the amount the Company may actually receive if and when it seeks to liquidate its assets, the amount of lease payments and equipment disposition proceeds the Company will actually receive over the remaining term of the Company, or the amounts that may actually be received in distributions by Unitholders over the course of the Company’s remaining term.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made consistently through December 2013. The rate for monthly distributions from 2013 operations was

$0.092 per Unit for the period from January through December 2013. Likewise, the rate for monthly distributions from 2012 operations was $0.092 per Unit for the period from November 14, 2012 through December 31, 2012. The rate for each of the quarterly distributions paid in 2013 and 2012 was $0.275 per Unit.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2013, and paid through December 31, 2013. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

The cash distributions were based on current and anticipated gross revenues from the loans funded and equity investments acquired. During the Fund’s acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund’s actual and anticipated gross revenues to be generated from the binding initial terms of the loans and investments funded.

The following table summarizes distribution activity for the Fund from inception through December 31, 2013:

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	Jul 2013	$—		$34		$34		n/a	n/a
Nov 14, 2012 – Nov 30, 2012	Dec 2012	2,682		—		2,682		$0.43	6,306
Dec 2012 – Nov 2013	Jan – Dec 2013	865,875		—		865,875		1.57	551,608
		$868,557		$34		$868,591		$2.00
Source of distributions
Lease and loan payments/payoffs		$868,557	100.00%	$—	0.00%	$868,557	100.00%
Interest on funds held in reserve		—	0.00%	34	100.00%	34	0.00%
		$868,557	100.00%	$34	100.00%	$868,591	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 46 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from November 14 (date the escrow requirement was met) to November 30, 2012, and from December 1, 2012 to November 30, 2013, respectively.

Aside from the periodic distributions made in 2013, the table above also reflects a special distribution made pursuant to net disposition proceeds received on the early termination of a note receivable and associated proceeds from the net exercise of warrants.

Use of Proceeds from Registered Securities

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: August 20, 2012; File Number: 333-178629
(2)	Offering commenced: August 20, 2012
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of December 31, 2013:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	7,500,000	$75,000,000	1,021,481	$10,214,810
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or
their associates, to persons owning ten percent or more of
any class of equity securities
of the issuer; and to
	affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$169,136	$591,974	$761,110
Other syndication costs	—	612,889	612,889
Total expenses	$169,136	$1,204,863	$1,373,999
(8)	Net offering proceeds to the issuer after total expenses in item 7: $ 8,840,811
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or
their associates, to persons
owning ten percent or more of
any class of equity securities
of the issuer; and to
	affiliates of the issuer	Direct or indirect payments to others	Total
Investment in notes receivable	$28,119	$5,585,181	$5,613,300
Distributions paid	100,558	868,591	969,149
Other expenses	483,497	—	483,497
	$612,174	$6,453,772	$7,065,946
(10)	Net offering proceeds to the issuer after total expenses in item 9: $ 1,774,865

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

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

As of December 31, 2013, cumulative contributions, net of rescissions and related distributions paid, totaling $10,215,490 (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,021,531 Units were issued and outstanding. The Fund is actively raising capital and, as of February 28, 2014, has received cumulative contributions, net of rescissions and related distributions paid, in the amount of $11,496,410 (inclusive of the $500 initial Member’s capital investment).

Results of Operations

During 2013 and 2012, certain borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Lending Revenues
Lessee	Type of Equipment	2013	2012
Bloom Energy Corporation	Manufacturing	30%	*
Enevate Corporation	Research	16%	13%
EcoATM, Inc.	Recycling	11%	82%
Axcient, Inc.	Computers	10%	*
Ioxus, Inc.	Manufacturing	10%	*
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or borrowers as a result of normal business activities.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2013 versus 2012

The Company reported net income of $396,155 and a net loss of $15,231 for the years ended December 31, 2013 and 2012, respectively.

The net income for 2013 was a result of revenues totaling $821,296 offset, in part, by operating expenses totaling $425,141. Total revenues mostly consisted of $477,433 of unrealized gain on the fair valuation of warrants associated with the Fund’s investments in notes receivable, $227,802 of interest income (including accretion of net note origination costs and discounts) derived from the notes receivable, $50,792 of gain from the net exercise of warrants, and $46,452 of gain from the early termination of certain notes receivable. Total expenses were primarily comprised of $271,748 of acquisition expenses related to loan originations, $52,722 of costs reimbursed to affiliates, $24,749 of outside services related to printing services, $21,220 of professional fees related to audit and audit-related fees, $16,183 of asset management fees paid to the Manager, and $15,404 of other expense primarily related to investor communications and administrative expenses. Combined, such expenses represent approximately 95% of total expenses.

By comparison, the net loss for 2012 was a result of operating expenses totaling $30,237 partially offset by revenues of $15,006. Total expenses were primarily comprised of $22,313 of acquisition expenses related to loan originations. Such acquisition expenses represent approximately 74% of total expenses. Total revenues mostly consisted of $14,534 of interest income, including accretion of net note origination costs and discounts, derived from the Fund’s investments in notes receivable.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $3,107,170 and $254,739 at December 31, 2013 and 2012, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from subscriptions and its portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments. The Fund will acquire its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

The Company’s primary source of liquidity during 2013 and 2012 was subscription proceeds from the public offering of Units. Capital contributions, net of rescissions and related distributions paid, totaled $8,342,230 and $1,872,760 for the respective years ended December 31, 2013 and 2012.

During the same respective years, the primary uses of cash were to fund investments in notes receivable, to pay commissions and syndication costs associated with the offering, and to pay distributions. Investments in notes receivable funded during 2013 and 2012 totaled $4,135,181 and $1,450,000, respectively; while commissions and syndication costs paid totaled $1,121,064 and $252,935. In addition, distributions paid to the Managing Member and Other Members totaled $966,169 and $2,980 during the same respective years.

Commitments

At December 31, 2013, there were commitments to fund investments in notes receivable approximating $5,450,000. This amount represents contract awards which may be canceled by the prospective borrower or may not be accepted by the Company.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 10 through 23.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Growth Capital Fund 8, LLC

We have audited the accompanying balance sheet of ATEL Growth Capital Fund 8, LLC, (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Growth Capital Fund 8, LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 21, 2014

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Cash and cash equivalents	$3,107,170	$254,739
Accounts receivable	6,152	6,664
Notes receivable, net	4,396,271	1,313,139
Fair value of warrants	606,933	24,412
Prepaid expenses and other assets	4,875	—
Total assets	$8,121,401	$1,598,954
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$17,571	$3,315
Affiliates	889,621	679,188
Accrued distributions to Other Members	159,866	20,868
Other	22,260	9
Deposits due borrowers	—	32,000
Total liabilities	1,089,318	735,380
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	7,032,083	863,574
Total Members’ capital	7,032,083	863,574
Total liabilities and Members’ capital	$8,121,401	$1,598,954

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$227,802	$14,534
Gain on early termination of notes receivable	46,452	—
Gain on sales or dispositions of securities	50,792	—
Interest income	456	32
Unrealized gain on fair valuation of warrants	477,433	—
Other	18,361	440
Total revenues	821,296	15,006
Expenses:
Acquisition expense	271,748	22,313
Cost reimbursements to affiliates	52,722	279
Asset management fees to Managing Member	16,183	996
Professional fees	21,220	—
Outside services	24,749	1,359
Taxes on income and franchise fees	2,600	1,600
Bank charges	8,923	3,099
Printing and photocopying	11,592	446
Other	15,404	145
Total operating expenses	425,141	30,237
Net income (loss)	$396,155	$(15,231)
Net income (loss):
Managing Member	$115,704	$2,117
Other Members	280,451	(17,348)
	$396,155	$(15,231)
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.45	$(0.83)
Weighted average number of Units outstanding	620,769	20,777

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2011	50	$—	$500	$500
Capital contributions	187,276	1,872,760	—	1,872,760
Less selling commissions to affiliates	—	(168,503)	—	(168,503)
Syndication costs	—	(799,785)	—	(799,785)
Distributions to Other Members ($1.13 per Unit)	—	(23,550)	—	(23,550)
Distributions to Managing Member	—	—	(2,617)	(2,617)
Net (loss) income	—	(17,348)	2,117	(15,231)
Balance December 31, 2012	187,326	863,574	—	863,574
Capital contributions	834,755	8,347,550	—	8,347,550
Rescissions of Units	(550)	(5,320)	—	(5,320)
Less selling commissions to affiliates	—	(750,785)	—	(750,785)
Syndication costs	—	(698,480)	—	(698,480)
Distributions to Other Members ($1.62 per Unit)	—	(1,004,907)	—	(1,004,907)
Distributions to Managing Member	—	—	(115,704)	(115,704)
Net income	—	280,451	115,704	396,155
Balance December 31, 2013	1,021,531	$7,032,083	$—	$7,032,083

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Operating activities:
Net income (loss)	$396,155	$(15,231)
Adjustment to reconcile net income (loss) to cash used in operating activities:
Accretion of note discount – warrants	(13,747)	(597)
Amortization of net note origination costs	10,657	436
Gain on early termination of notes receivable	(46,452)	—
Gain on sales or dispositions of securities	(50,792)	—
Unrealized gain on fair valuation of warrants	(477,433)	—
Changes in operating assets and liabilities:
Accounts receivable	512	(6,664)
Prepaid expenses and other assets	(4,875)	—
Accounts payable, Managing Member	(1,188)	996
Accounts payable, other	22,251	9
Accrued liabilities, affiliates	(117,768)	(36,165)
Deposits due borrowers	(32,000)	32,000
Unearned fee income related to notes receivable	33,161	17,333
Net cash used in operating activities	(281,519)	(7,883)
Investing activities:
Advance payments	48,993	60,220
Proceeds from early termination of notes receivable	341,880	—
Proceeds from sales of warrants	55,640	—
Payments of note origination costs	(25,145)	(2,974)
Note receivable and warrants advances	(4,135,181)	(1,450,000)
Principal payments received on notes receivable	592,766	38,031
Net cash used in investing activities	(3,121,047)	(1,354,723)
Financing activities:
Selling commissions to affiliates	(617,631)	(143,479)
Syndication costs paid to Managing Member	(503,433)	(109,456)
Distributions to Other Members	(865,909)	(2,682)
Distributions to Managing Member	(100,260)	(298)
Capital contributions	8,347,550	1,872,760
Rescissions of capital contributions	(5,320)	—
Net cash provided by financing activities	6,254,997	1,616,845
Net increase in cash and cash equivalents	2,852,431	254,239
Cash and cash equivalents at beginning of year	254,739	500
Cash and cash equivalents at end of year	$3,107,170	$254,739
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$1,600	$1,600
Schedule of non-cash investing and financing transactions:
Payables to Managing Member and affiliates at year-end (syndication costs)	$885,376	$715,353
Distributions payable to Other Members at year-end	$159,866	$20,868
Distributions payable to Managing Member at year-end	$17,763	$2,319

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

As of December 31, 2013, cumulative contributions, net of rescissions and related distributions paid, totaling $10,215,490 (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,021,531 Units were issued and outstanding. The Fund is actively raising capital and, as of February 28, 2014, has received cumulative contributions, net of rescissions and related distributions paid, in the amount of $11,496,410 (inclusive of the $500 initial Member’s capital investment).

The Fund, or Managing Member on behalf of the Fund, has and will continue to incur costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Fund is limited by certain provisions of the Operating Agreement.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2013 and 2012, and the related statements of operations, changes in members’ capital and cash flows for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2013 and 2012, the Managing Member estimated the fair value of the warrants to be $606,933 and $24,412, respectively. See Note 9 for further discussion.

Advance payments:

Note payments received prior to their due date are recorded as advance payments. The payments are applied against the note receivable when they become due.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2013 and 2012, the related provision for state income taxes was approximately $2,600 and $1,600, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2013 and 2012 as follows:

	2013	2012
Financial statement basis of net assets	$7,032,083	$863,574
Tax basis of net assets (unaudited)	9,311,910	1,933,605
Difference	$(2,279,827)	$(1,070,031)

The primary difference between the tax bases of net assets and the amounts recorded in the financial statements is the result of the difference in accounting for syndication costs used in the financial statements and the Company’s tax returns.

The following reconciles the net income (loss) reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2013 and 2012:

	2013	2012
Net income (loss) per financial statements	$396,155	$(15,231)
Tax adjustments (unaudited):
Adjustments to gain on sales of assets	4,834	—
Other	(398,746)	79,154
Income per federal tax return (unaudited)	$2,243	$63,923

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 24 to 42 months and bear interest at implicit or stated rates ranging from 11.29% to 17.11% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2015 through 2017. There were neither impaired notes nor notes placed in non-accrual status as of December 31, 2013 and 2012.

As of December 31, 2013, the minimum future payments receivable are as follows:

Year ending December 31, 2014	$2,002,512
2015	1,928,510
2016	1,286,207
2017	250,005
5,467,234
Less: portion representing unearned interest income, net	(961,750)
Less: advance payments	(109,213)
Notes receivable, net	$4,396,271

4. Related party transactions:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees for equipment management and resale, and for management of the Company.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions: - (continued)

During the years ended December 31, 2013 and 2012, the Managing Member and/or affiliates earned commissions, fees and reimbursements pursuant to the Operating Agreement as follows:

	2013	2012
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital	$750,785	$168,503
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members’ capital	698,480	799,785
Administrative costs reimbursed to Managing Member and/or affiliates	52,722	279
Asset management fees to Managing Member	16,183	996
Acquisition costs and note origination fees paid to Managing Member	296,893	25,287
	$1,815,063	$994,850

5. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $1,449,265 and $968,288 for the respective years ended December 31, 2013 and 2012.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of December 31, 2013, the Company had recorded $885,304 of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

6. Commitments:

At December 31, 2013, there were commitments to fund investments in notes receivable approximating $5,450,000. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

8. Members’ Capital:

A total of 1,021,531 Units and 187,326 were issued and outstanding at December 31, 2013 and 2012, respectively. The Fund is authorized to issue up to 7,500,000 additional Units in addition to the Units issued to the initial Member (50 Units).

From the commencement of the Fund until the initial closing date, as defined in the Operating Agreement, the Company’s net income and net losses are allocated 100% to the Manager. Commencing with the initial closing date,

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

8. Members’ Capital: - (continued)

net income and net losses are allocated 100% to the Members. An amount equal to 5% of all Distributions of Cash Available for Distribution and Net Disposition Proceeds will be allocated to the Manager as the carried interest. An amount equal to (i) an additional 5% of all Distributions from Cash Available for Distribution and 1% of all Distributions of Net Disposition Proceeds will be paid to the Manager as a promotional interest until investors have received total distributions in amounts equal to their Capital Contributions plus an amount equal to a priority return of 8% per annum as defined in the Operating Agreement; and (ii) then 15% of all subsequent distributions will be allocated to the Manager as a promotional interest. Distributions not allocated to the Manager as carried or promotional interests will be allocated and paid to the Unitholders.

Distributions to the Other Members for 2013 and 2012 were as follows:

	2013	2012
Distributions declared	$1,004,907	$23,550
Weighted average number of Units outstanding	620,769	20,777
Weighted average distributions per Unit	$1.62	$1.13

9. Fair value measurements:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 —	Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 —	Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.
Level 3 —	Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.

At December 31, 2013 and 2012, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

9. Fair value measurements: - (continued)

comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2013 and 2012, the calculated fair value of the Fund’s warrant portfolio totaled $606,933 and $24,412, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following reconciles the beginning and ending balances of the Company’s Level 3 recurring assets:

Level 3 assets
Balance at December 31, 2011	$—
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	24,412
Balance at December 31, 2012	24,412
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	109,935
Net exercise of warrants	(4,847)
Unrealized gain on warrants, net recorded during the year	477,433
Balance at December 31, 2013	$606,933

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s investments categorized as Level 3 in the fair value hierarchy as of December 31, 2013:

Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	7.00
			Risk-free interest rate	2.46%
			Annualized volatility	100%

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

9. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2013 and 2012:

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,107,170	$3,107,170	$—	$—	$3,107,170
Notes receivable, net	4,396,271	—	—	4,394,821	4,394,821
Warrants	606,933	—	—	606,933	606,933

	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$254,739	$254,739	$—	$—	$254,739
Notes receivable, net	1,313,139	—	—	1,313,139	1,313,139
Warrants	24,412	—	—	24,412	24,412

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2013. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2013.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

AGC 8 Managing Member, LLC (the “Managing Member” or “Manager”) is the Company’s Managing Member. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group (“ACG” or “ATEL”). The outstanding voting capital stock of ATEL is owned 100% by Dean L. Cash.

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

Dean L. Cash, age 63, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 60, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 55, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company had no securities registered under the Securities Exchange Act of 1934 as of the date of this report, and none of its directors, executive officers or securities holders was therefore subject to the reporting requirements of Section 16(a) of that Act as of such date.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, AGC 8 Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2013 and 2012 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 4 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the Manager. Of such commissions, 7% is generally re-allowed to other broker/dealers in cash commissions except in such instances where the re-allowed amount is reinvested and distributed in the form of Fund Units to the originating broker/dealers’ client investor.

Through December 31, 2013, $919,288 of commissions, excluding payments for Pennsylvania commissions, had either been accrued or paid to ASC. Of such amount, $714,995 has been re-allowed to other broker/dealers, of which $556,817 was paid in cash.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2013, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 4 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2013 and 2012, the Company incurred audit fees with its principal auditors totaling $18,058 and $78,400, respectively.

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

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

(14.1)	Code of Ethics
(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2014

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of AGC 8 Managing Member, LLC, (Managing Member)	March 21, 2014
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC 8 Managing Member, LLC (Managing Member)	March 21, 2014
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of AGC 8 Managing Member, LLC (Managing Member)	March 21, 2014

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.