Form 10-Q
period 2014-03-31
ATEL Growth Capital Fund 8, LLC
filed 2014-05-13
CIK 1537069

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2014
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

The number of Limited Liability Company Units outstanding as of April 30, 2014 was 1,279,143 Units.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013
(in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,963	$3,107
Accounts receivable	1	6
Notes receivable, net	4,841	4,396
Investment in securities	25	—
Fair value of warrants	473	607
Prepaid expenses and other assets	14	5
Total assets	$9,317	$8,121
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$22	$18
Affiliates	809	889
Accrued distributions to Other Members	191	160
Other	25	22
Total liabilities	1,047	1,089
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	8,270	7,032
Total Members’ capital	8,270	7,032
Total liabilities and Members’ capital	$9,317	$8,121

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$157	$45
Unrealized (loss) gain on fair valuation of warrants	(134)	2
Other	9	2
Total revenues	32	49
Expenses:
Acquisition expense	112	25
Cost reimbursements to affiliates	32	12
Asset management fees to Managing Member	11	3
Professional fees	33	4
Outside services	13	1
Taxes on income and franchise fees	2	—
Bank charges	3	3
Printing and photocopying	2	—
Other	5	1
Total expenses	213	49
Net loss	$(181)	$—
Net income (loss):
Managing Member	$34	$9
Other Members	(215)	(9)
	$(181)	$—
Net loss per Limited Liability Company Unit (Other Members)	$(0.19)	$(0.03)
Weighted average number of Units outstanding	1,114,445	299,980

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013 AND FOR THE
THREE MONTHS ENDED MARCH 31, 2014
(in thousands except units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2012	187,326	$864	$—	$864
Capital contributions	834,755	8,348	—	8,348
Rescissions of Units	(550)	(5)	—	(5)
Less selling commissions to affiliates	—	(751)	—	(751)
Syndication costs	—	(699)	—	(699)
Distributions to Other Members ($1.62 per Unit)	—	(1,005)	—	(1,005)
Distributions to Managing Member	—	—	(116)	(116)
Net income	—	280	116	396
Balance December 31, 2013	1,021,531	7,032	—	7,032
Capital contributions	193,350	1,933	—	1,933
Less selling commissions to affiliates	—	(174)	—	(174)
Distributions to Other Members ($0.27 per Unit)	—	(306)	—	(306)
Distributions to Managing Member	—	—	(34)	(34)
Net (loss) income	—	(215)	34	(181)
Balance March 31, 2014 (Unaudited)	1,214,881	$8,270	$—	$8,270

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(181)	$—
Adjustment to reconcile net loss to cash used in operating activities:
Accretion of note discount – warrants	(13)	(2)
Amortization of net note origination costs	5	2
Unrealized loss (gain) on fair valuation of warrants	134	(2)
Changes in operating assets and liabilities:
Accounts receivable	5	7
Prepaid expenses and other assets	(9)	(2)
Accounts payable, Managing Member	1	(1)
Accounts payable, other	3	16
Accrued liabilities, affiliates	28	(51)
Unearned fee income related to notes receivable	1	(1)
Net cash used in operating activities	(26)	(34)
Investing activities:
Advance payments	(87)	(60)
Purchase of securities	(25)	—
Payments of note origination costs	(17)	(10)
Note receivable and warrants advances	(753)	(150)
Principal payments received on notes receivable	419	125
Net cash used in investing activities	(463)	(95)
Financing activities:
Selling commissions to affiliates	(174)	(246)
Syndication costs paid to Managing Member	(108)	(145)
Distributions to Other Members	(275)	(41)
Distributions to Managing Member	(31)	(5)
Capital contributions	1,933	2,733
Net cash provided by financing activities	1,345	2,296
Net increase in cash and cash equivalents	856	2,167
Cash and cash equivalents at beginning of period	3,107	255
Cash and cash equivalents at end of period	$3,963	$2,422
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$3	$—
Schedule of non-cash investing and financing transactions:
Payables to Managing Member and affiliates at period-end (syndication costs)	$777	$541
Distributions payable to Other Members at period-end	$191	$62
Distributions payable to Managing Member at period-end	$21	$7

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL Growth Capital Fund 8, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on December 8, 2011 for the purpose of providing financing for the acquisition of equipment and other goods and services used by emerging growth companies and established privately held companies without publicly traded securities, and for providing other forms of financing for, and to acquire equity interests and warrants and rights to purchase equity interests in such companies. The Fund may continue until it is terminated in accordance with the ATEL Growth Capital Fund 8, LLC limited liability company operating agreement dated December 13, 2011 (the “Operating Agreement”). The Managing Member of the Company is AGC Managing Member, LLC (the “Managing Member” or “Manager”), the renamed AGC 8 Managing Member, LLC which was formed in December 2011 as a Nevada limited liability corporation. Such name change is the result of an amendment to the articles of incorporation filed with the State of Nevada effective March 18, 2014. Contributions in the amount of $500 were received as of December 31, 2011, which represented the initial Member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of August 20, 2012. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $75 million. As of November 14, 2012, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal to not less than $3.75 million in gross proceeds. Total contributions to the Fund exceeded $3.75 million on March 13, 2013, at which time a request was processed to release the Pennsylvania escrowed amounts.

As of March 31, 2014, cumulative contributions, net of rescissions and related distributions paid, totaling $12.1 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,214,881 Units were issued and outstanding. The Fund is actively raising capital and, as of April 30, 2014, has received cumulative contributions, net of rescissions and related distributions paid, in the amount of $12.8 million (inclusive of the $500 initial Member’s capital investment).

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Purchased securities

Purchased securities (primarily preferred stocks) are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies: - (continued)

ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2014 and December 31, 2013, the Managing Member estimated the fair value of the warrants to be $473 thousand and $607 thousand, respectively. See Note 9 for further discussion.

Per Unit data:

Net loss per Unit is based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 24 to 42 months and bear interest at implicit or stated rates ranging from 11.29% to 17.31% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2015 through 2017. There were neither impaired notes nor notes placed in non-accrual status as of March 31, 2014 and December 31, 2013.

As of March 31, 2014, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2014	$1,743
Year ending December 31, 2015	2,265
2016	1,524
2017	295
5,827
Less: portion representing unearned interest income, net	(964)
Less: advance payments	(22)
Notes receivable, net	$4,841

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Related party transactions: - (continued)

The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

During the three months ended March 31, 2014, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members' capital	$174	$246
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members' capital	—	191
Administrative costs reimbursed to Managing Member and/or affiliates	32	12
Asset management fees to Managing Member	11	3
Acquisition costs and note origination fees paid to Managing Member	129	35
	$346	$487

5. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $174 thousand and $437 thousand for the three months ended March 31, 2014 and 2013, respectively.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of March 31, 2014, the Company had recorded an approximate $769 thousand of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

6. Commitments:

At March 31, 2014, there were commitments to fund investments in notes receivable totaling $3.9 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

7. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, based upon the Manager’s experience, there have not been any prior claims or losses pursuant to these types of contracts and the expectation of risk of loss is remote.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

8. Members’ Capital:

A total of 1,214,881 and 1,021,531 Units were issued and outstanding at March 31, 2014 and December 31, 2013, respectively. The Fund is authorized to issue up to 7,500,000 Units in addition to the Units issued to the initial Member (50 Units).

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

Distributions to the Other Members for the three months ended March 31, 2014 and 2013 are as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2014	2013
Distributions declared	$306	$82
Weighted average number of Units outstanding	1,114,445	299,980
Weighted average distributions per Unit	$0.27	$0.27

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Fair value measurements: - (continued)

At March 31, 2014 and December 31, 2013, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the volatility of respective similar publicly traded companies, a risk free interest rate for the term(s) of the warrant exercise(s), and the respective exercise prices and number of warrants. As of March 31, 2014 and December 31, 2013, the calculated fair value of the Fund’s warrant portfolio totaled $473 thousand and $607 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2012	$24
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	110
Net exercise of warrants	(4)
Unrealized gain on warrants, net recorded during the year	477
Balance at December 31, 2013	607
Unrealized loss on warrants, net recorded during the period	(134)
Balance at March 31, 2014	$473

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s investments categorized as Level 3 in the fair value hierarchy as of March 31, 2014 and December 31, 2013:

March 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	6.75
			Risk-free interest rate	2.23%
			Annualized volatility	100%

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	7.00
			Risk-free interest rate	2.46%
			Annualized volatility	100%

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

Notes receivable

The fair value of the Company’s notes receivable is generally estimated based upon various methodologies deployed by financial and credit management including, but not limited to, credit analysis, third party appraisal and/or discounted cash flow analysis based upon current market valuation techniques and market rates for similar types of lending arrangements, which may consider adjustments for impaired loans as deemed necessary.

Investment in securities

The Company’s investment securities are not registered for public sale and are carried at cost which management believes approximates fair value, as appropriately adjusted for impairment.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,963	$3,963	$—	$—	$3,963
Notes receivable, net	4,841	—	—	4,836	4,836
Investment in securities	25	—	—	25	25
Warrants	473	—	—	473	473

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,107	$3,107	$—	$—	$3,107
Notes receivable, net	4,396	—	—	4,395	4,395
Warrants	607	—	—	607	607

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

As of November 14, 2012, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal to not less than $3.75 million in gross proceeds. Total contributions to the Fund exceeded $3.75 million on March 13, 2013, at which time a request was processed to release the Pennsylvania escrowed amounts.

As of March 31, 2014, cumulative contributions, net of rescissions and related distributions paid, totaling $12.1 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,214,881 Units were issued and outstanding. The Fund is actively raising capital and, as of April 30, 2014, has received cumulative contributions, net of rescissions and related distributions paid, in the amount of $12.8 million (inclusive of the $500 initial Member’s capital investment).

Results of Operations

The three months ended March 31, 2014 versus the three months ended March 31, 2013

The Company reported a net loss of $181 thousand for the three months ended March 31, 2013 as compared to a nominal net income for the prior year period.

The net loss for the three months ended March 31, 2014 was a result of total expenses of $213 thousand offset, in part, by total revenues of $32 thousand. Total expenses were mostly comprised of $112 thousand of acquisition expenses related to loan originations, $33 thousand of professional fees primarily related to audit fees and $32 thousand of costs reimbursed to affiliates. Combined, such expenses approximated 83% of total operating expenses. The remainder of the Company’s expenses for the current year period, which totaled $36 thousand, was related to outside services, asset management fees paid to the Manager and other operational expenses. Total revenues consisted of $157 thousand of interest income (including accretion of net note origination costs and discounts) derived from the Fund’s investments in notes receivable and $9 thousand of other revenue partially offset by $134 thousand of unrealized loss on the fair valuation of warrants.

By comparison, nominal net income reported for the three months ended March 31, 2013 was a result of $49 thousand of total revenues offset by total expenses which also totaled $49 thousand. Total revenues mostly consisted of $45 thousand of interest income (including accretion of net note origination costs and discounts) derived from the Fund’s investments in notes receivable. Total expenses were primarily comprised of $25 thousand of acquisition expenses related to loan originations and $12 thousand of costs reimbursed to affiliates. Combined, such expenses represented approximately 76% of total operating expenses. The remainder of the Company’s expenses for the prior year period, which totaled $12 thousand, was related to asset management fees paid to the Manager, professional fees and other operational expenses.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash (used in) provided by:
Operating activities	$(26)	$(34)
Investing activities	(463)	(95)
Financing activities	1,345	2,296
Net increase in cash and cash equivalents	$856	$2,167

The three months ended March 31, 2014 versus the three months ended March 31, 2013

During the three months ended March 31, 2014 and 2013, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions totaled $1.9 million and $2.7 million for the respective three months ended March 31, 2014 and 2013. As of March 31, 2014, cumulative capital contributions, net of rescissions and related distributions paid, totaling $12.1 million (1,214,881 Units) have been received. In addition, the Company is beginning to realize cash flow from its investments in notes receivable.

During the same comparative periods, the primary uses of cash were to fund investments in notes receivable, pay commissions and syndication costs associated with the offering, and pay distributions. Investments in notes receivable funded during the respective three months ended March 31, 2014 and 2013 totaled $753 thousand and $150 thousand. Commissions and syndication costs paid during the same respective periods totaled $282 thousand and $391 thousand; while distributions paid to the Managing Member and Other Members totaled $306 thousand and $46 thousand.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through March 31, 2014.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2014, and paid through March 31, 2014. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2014 (in thousands):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 – Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 – Nov 2013	Jan – Dec 2013	866		—		866		1.57	551,608
Dec 2013 – Feb 2014	Jan – Mar 2014	275		—		275		0.26	1,043,575
		$1,144		$—		$1,144		$2.26
Source of distributions
Lease and loan payments/payoffs		$1,144	100.00%	$—	0.00%	$1,144	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$1,144	100.00%	$—	0.00%	$1,144	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 46 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from November 14 (date the escrow requirement was met) to November 30, 2012, December 1, 2012 to November 30, 2013, and December 1, 2013 to February 28, 2014, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2014, there were commitments to fund investments in notes receivable totaling $3.9 million. This amount represents contract awards which may be canceled by the prospective borrower or may not be accepted by the Company.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the Company’s critical accounting policies since December 31, 2013.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: August 20, 2012; File Number: 333-178629.
(2)	Offering commenced: August 20, 2012.
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of March 31, 2014 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	7,500,000	$75,000,000	1,214,831	$12,148
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$208	$727	$935
Other syndication costs	—	721	721
Total expenses	$208	$1,448	$1,656

(8)  Net offering proceeds to the issuer after total expenses in item 7:                                                  $   10,492

(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Investment in notes receivable	$45	$6,338	$6,383
Distributions paid	131	1,144	1,275
Other expenses	669	—	669
	$845	$7,482	$8,327

(10) Net offering proceeds to the issuer after total expenses in item 9:                                                  $    2,165

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

Date: May 13, 2014

ATEL GROWTH CAPITAL FUND 8, LLC
(Registrant)

By: AGC Managing Member, LLC Managing Member of Registrant
By: /s/ Dean L. Cash Dean L. Cash Chairman of the Board, President and Chief Executive Officer of AGC Managing Member, LLC (Managing Member)
By: /s/ Paritosh K. Choksi Paritosh K. Choksi Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC Managing Member, LLC (Managing Member)
By: /s/ Samuel Schussler Samuel Schussler Vice President and Chief Accounting Officer of AGC Managing Member, LLC (Managing Member)