Form 10-Q
period 2014-06-30
ATEL Growth Capital Fund 8, LLC
filed 2014-08-14
CIK 1537069

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2014

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

The number of Limited Liability Company Units outstanding as of July 31, 2014 was 1,487,140 Units.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013
(in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,082	$3,107
Accounts receivable	—	6
Notes receivable, net	7,048	4,396
Investment in securities	229	—
Fair value of warrants	550	607
Prepaid expenses and other assets	17	5
Total assets	$10,926	$8,121
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$24	$18
Affiliates	22	889
Accrued distributions to Other Members	219	160
Other	58	22
Total liabilities	323	1,089
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	10,603	7,032
Total Members’ capital	10,603	7,032
Total liabilities and Members’ capital	$10,926	$8,121

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$212	$52	$369	$97
Gain on early termination of notes receivable	14	—	14	—
Gain on sales or dispositions of securities	46	—	46	—
Unrealized (loss) gain on fair valuation of warrants	(11)	—	(145)	2
Other	16	4	25	6
Total revenues	277	56	309	105
Expenses:
Acquisition expense	103	122	215	147
Cost reimbursements to affiliates	44	13	76	25
Asset management fees to Managing Member	18	3	29	7
Professional fees	12	1	45	4
Outside services	7	8	20	9
Taxes on income and franchise fees	—	2	2	2
Bank charges	3	2	6	4
Printing and photocopying	2	2	4	3
Other	4	3	9	4
Total expenses	193	156	406	205
Net income (loss)	$84	$(100)	$(97)	$(100)
Net income (loss):
Managing Member	$41	$17	$75	$26
Other Members	43	(117)	(172)	(126)
	$84	$(100)	$(97)	$(100)
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.03	$(0.21)	$(0.14)	$(0.30)
Weighted average number of Units outstanding	1,333,399	552,066	1,217,191	423,807

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013 AND FOR THE
SIX MONTHS ENDED JUNE 30, 2014
(in thousands except units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2012	187,326	$864	$—	$864
Capital contributions	834,755	8,348	—	8,348
Rescissions of Units	(550)	(5)	—	(5)
Less selling commissions to affiliates	—	(751)	—	(751)
Syndication costs	—	(699)	—	(699)
Distributions to Other Members ($1.62 per Unit)	—	(1,005)	—	(1,005)
Distributions to Managing Member	—	—	(116)	(116)
Net income	—	280	116	396
Balance December 31, 2013	1,021,531	7,032	—	7,032
Capital contributions	415,429	4,154	—	4,154
Less selling commissions to affiliates	—	(374)	—	(374)
Syndication costs	—	636	—	636
Distributions to Other Members ($0.55 per Unit)	—	(673)	—	(673)
Distributions to Managing Member	—	—	(75)	(75)
Net (loss) income	—	(172)	75	(97)
Balance June 30, 2014 (Unaudited)	1,436,960	$10,603	$—	$10,603

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating activities:
Net income (loss)	$84	$(100)	$(97)	$(100)
Adjustment to reconcile net income (loss) to cash used in operating activities:
Accretion of note discount – warrants	(17)	(2)	(30)	(4)
Amortization of net note origination costs	9	2	14	4
Gain on early termination of notes receivable	(14)	—	(14)	—
Gain on sales or dispositions of securities	(46)	—	(46)	—
Unrealized loss (gain) on fair valuation of warrants	11	—	145	(2)
Changes in operating assets and liabilities:
Accounts receivable	1	(6)	6	1
Prepaid expenses and other assets	(3)	(3)	(12)	(5)
Accounts payable, Managing Member	(1)	—	—	(1)
Accounts payable, other	33	(16)	36	—
Accrued liabilities, affiliates	(12)	128	16	77
Unearned fee income related to notes receivable	18	7	19	6
Net cash provided by (used in) operating activities	63	10	37	(24)
Investing activities:
Advance payments	(21)	31	(108)	(29)
Purchase of securities	(204)	—	(229)	—
Proceeds from early termination of notes receivable	260	—	260	—
Proceeds from sales of warrants	51	—	51	—
Payments of note origination costs	(16)	(1)	(33)	(11)
Note receivable and warrants advances	(3,177)	(648)	(3,930)	(798)
Principal payments received on notes receivable	658	108	1,077	233
Net cash used in investing activities	(2,449)	(510)	(2,912)	(605)
Financing activities:
Selling commissions to affiliates	(200)	(201)	(374)	(447)
Syndication costs paid to Managing Member	(141)	(130)	(249)	(275)
Distributions to Other Members	(338)	(113)	(613)	(154)
Distributions to Managing Member	(37)	(12)	(68)	(17)
Capital contributions	2,221	1,953	4,154	4,686
Rescissions of capital contributions	—	(5)	—	(5)
Net cash provided by financing activities	1,505	1,492	2,850	3,788
Net (decrease) increase in cash and cash equivalents	(881)	992	(25)	3,159
Cash and cash equivalents at beginning of period	3,963	2,422	3,107	255
Cash and cash equivalents at end of period	$3,082	$3,414	$3,082	$3,414
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$2	$3	$2
Schedule of non-cash investing and financing transactions:
Payables to Managing Member and affiliates at period-end (syndication costs)	$2	$812	$2	$812
Distributions payable to Other Members at period-end	$219	$101	$219	$101
Distributions payable to Managing Member at period-end	$24	$11	$24	$11

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

As of June 30, 2014, cumulative contributions, net of rescissions and related distributions paid, totaling $14.4 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,436,960 Units were issued and outstanding. The Fund is actively raising capital and, as of July 31, 2014, has received cumulative contributions, net of rescissions and related distributions paid, in the amount of $14.9 million (inclusive of the $500 initial Member’s capital investment).

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Purchased securities

Purchased securities (primarily preferred stocks) are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies: - (continued)

circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. The Company made its initial investment in equity securities during the first quarter of 2014. As of June 30, 2014, investments in equity securities totaled $229 thousand.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2014 and December 31, 2013, the Managing Member estimated the fair value of warrants to be $550 thousand and $607 thousand, respectively. During the three and six months ended June 30, 2014, the Company recorded unrealized losses of $11 thousand and $145 thousand, respectively, on fair valuation of its warrants. By comparison, the Company recorded $2 thousand of unrealized gains during the first six months of 2013, all of which were recorded during the first quarter. During the three months ended June 30, 2014, the Company realized gains of $46 thousand on the net exercise of certain warrants. Such amount also represents total gain for the six months ended June 30, 2014. There was no net exercise of warrants during the three and six months ended June 30, 2013. See Note 9 for further discussion.

Per Unit data:

Net income (loss) per Unit is based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 24 to 42 months and bear interest at implicit or stated rates ranging from 11.26% to 17.31% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2015 through 2017. There were neither impaired notes nor notes placed in non-accrual status as of June 30, 2014 and December 31, 2013.

As of June 30, 2014, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2014	$1,753
Year ending December 31, 2015	3,428
2016	2,627
2017	646
8,454
Less: portion representing unearned interest income, net	(1,405)
Less: advance payments	(1)
Notes receivable, net	$7,048

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

During the three and six months ended June 30, 2014, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members' capital	$200	$175	$374	$421
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members' capital	—	206	—	396
Administrative costs reimbursed to Managing Member and/or affiliates	44	13	76	25
Asset management fees to Managing Member	18	3	29	7
Acquisition costs and note origination fees paid to Managing Member	118	123	247	158
	$380	$520	$726	$1,007

5. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $200 thousand and $381 thousand for the respective three months ended June 30, 2014 and 2013, and $374 thousand and $817 thousand for the respective six months ended June 30, 2014 and 2013.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. Effective June 30, 2014, the Managing Member reversed $636 thousand of its pending receivable for syndication costs attributable to the sales of AGCF 8, LLC as such amounts appear to be in excess of those recoverable under the Fund’s Operating Agreement. The limitation on the amount of

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Syndication costs: - (continued)

syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

6. Commitments:

At June 30, 2014, there were commitments to fund investments in notes receivable totaling $3.3 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

8. Members’ Capital:

A total of 1,436,960 and 1,021,531 Units were issued and outstanding at June 30, 2014 and December 31, 2013, respectively. The Fund is authorized to issue up to 7,500,000 Units in addition to the Units issued to the initial Member (50 Units).

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

Distributions to the Other Members for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Distributions declared	$367	$151	$673	$234
Weighted average number of Units outstanding	1,333,399	552,066	1,217,191	423,807
Weighted average distributions per Unit	$0.28	$0.27	$0.55	$0.55

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

At June 30, 2014 and December 31, 2013, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the volatility of respective similar publicly traded companies, a risk free interest rate for the term(s) of the warrant exercise(s), and the respective exercise prices and number of warrants. As of June 30, 2014 and December 31, 2013, the calculated fair value of the Fund’s warrant portfolio totaled $550 thousand and $607 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Fair value measurements: - (continued)

The following reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2012	$24
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	110
Net exercise of warrants	(4)
Unrealized gain on warrants, net recorded during the year	477
Balance at December 31, 2013	607
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	93
Net exercise of warrants	(5)
Unrealized loss on warrants, net recorded during the period	(145)
Balance at June 30, 2014	$550

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s investments categorized as Level 3 in the fair value hierarchy as of June 30, 2014 and December 31, 2013:

June 30, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	5.07
			Risk-free interest rate	1.62%
			Annualized volatility	100%

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	7.00
			Risk-free interest rate	2.46%
			Annualized volatility	100%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,082	$3,082	$—	$—	$3,082
Notes receivable, net	7,048	—	—	7,041	7,041
Investment in securities	229	—	—	229	229
Warrants	550	—	—	550	550

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,107	$3,107	$—	$—	$3,107
Notes receivable, net	4,396	—	—	4,395	4,395
Warrants	607	—	—	607	607

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

As of June 30, 2014, cumulative contributions, net of rescissions and related distributions paid, totaling $14.4 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,436,960 Units were issued and outstanding. The Fund is actively raising capital and, as of July 31, 2014, has received cumulative contributions, net of rescissions and related distributions paid, in the amount of $14.9 million (inclusive of the $500 initial Member’s capital investment).

Results of Operations

The three months ended June 30, 2014 versus the three months ended June 30, 2013

The Company reported net income of $84 thousand for the three months ended June 30, 2014 as compared to a net loss of $100 thousand for the prior year period. Results for the second quarter of 2014 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2014 increased by $221 thousand, or 395%, as compared to the prior year period. The increase was largely due to the growth in interest income on notes receivable and a gain recognized on sales or disposition of securities.

Interest income on notes receivables, including accretion of net note origination costs and discounts, increased by $160 thousand as a result of revenue derived from an approximate $7.3 million of loans funded since June 30, 2013. The $46 thousand gain recognized on sales or disposition of securities was a result of a net exercise of warrants during the current year period. There was no net exercise of warrants during the three months ended June 30, 2013.

Expenses

Total expenses for the second quarter of 2014 increased by $37 thousand, or 24%, as compared to the prior year period. Such increase is consistent with the growth in total revenues and was largely a result of an increase in costs reimbursed to the Manager.

Costs reimbursed to the Manager increased by $31 thousand as a result of an increase in costs allocated by the Manager consistent with the Fund’s expanded operations.

The six months ended June 30, 2014 versus the six months ended June 30, 2013

The Company reported net losses of $97 thousand and $100 thousand for the six months ended June 30, 2014 and 2013, respectively. Results for the first half of 2014 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2014 increased by $204 thousand, or 194%, as compared to the prior year period. The increase was largely due to the growth in interest income on notes receivable and a gain recognized on sales or disposition of securities partially offset by an unrealized loss on fair valuation of warrants.

Interest income on notes receivables, including accretion of net note origination costs and discounts, increased by $272 thousand as a result of revenue derived from an approximate $7.3 million of loans funded since June 30, 2013. The $46 thousand gain recognized on sales or disposition of securities was a result of a net exercise of warrants during the current year period. There was no net exercise of warrants during the six months ended June 30, 2013.

Partially offsetting the aforementioned increases in revenues was a $145 thousand unrealized loss on fair valuation of warrants. Such unrealized loss was attributable to the revaluation of certain warrant positions in the Fund’s portfolio.

Expenses

Total expenses for the first half of 2014 increased by $201 thousand, or 98%, as compared to the prior year period. The net increase in expenses was primarily a result of increases in acquisition expense, costs reimbursed to the Manager, professional fees, and asset management fees paid to the Manager.

The $68 thousand increase in acquisition expense was attributable to the increase in loan originations — an approximate $3.9 million of loans have been funded during the six months ended June 30, 2014 as compared to $798 thousand funded during the prior year period. Costs reimbursed to the Manager increased by $51 thousand as a result of an increase in costs allocated by the Manager consistent with the Fund’s expanded operations.

Moreover, professional fees were higher by $41 thousand as a result of an increase in allocated audit fees; and, asset management fees paid to the Manager increased by $22 thousand due to the growth in managed assets.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $3.1 million at both June 30, 2014 and December 31, 2013. The liquidity of the Company will vary in the future, increasing to the extent cash flows from subscriptions and its portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments. The Fund will acquire its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net cash provided by (used in):
Operating activities	$63	$10	$37	$(24)
Investing activities	(2,449)	(510)	(2,912)	(605)
Financing activities	1,505	1,492	2,850	3,788
Net (decrease) increase in cash and cash equivalents	$(881)	$992	$(25)	$3,159

The three months ended June 30, 2014 versus the three months ended June 30, 2013

During the three months ended June 30, 2014 and 2013, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions, net of rescissions and related distributions, totaled $2.2 million and $1.9 million for the respective three months ended June 30, 2014 and 2013. As of June 30, 2014, cumulative net capital contributions totaling $14.4 million (1,436,960 Units) have been received. In addition, the Company realized $311 thousand of proceeds from the early termination of certain notes receivable and the net exercise of warrants. There was no such activity during the prior year period.

During the same respective periods, the primary uses of cash were to fund investments in notes receivable, pay distributions, and pay commissions and syndication costs associated with the offering. Investments in notes receivable funded during the respective three months ended June 30, 2014 and 2013 totaled $3.2 million and $648 thousand. Distributions paid to the Managing Member and Other Members totaled $375 thousand and $125 thousand during the same respective periods; while commissions and syndication costs paid totaled $341 thousand and $331 thousand. During the second quarter of 2014, cash was used to purchase equity securities totaling $204 thousand. There were no such purchases during the prior year period.

The six months ended June 30, 2014 versus the six months ended June 30, 2013

During the six months ended June 30, 2014 and 2013, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions, net of rescissions and related distributions, totaled $4.2 million and $4.7 million for the respective six months ended June 30, 2014 and 2013. In addition, the Company realized $311 thousand of proceeds from the early termination of certain notes receivable and the net exercise of warrants. There was no such activity during the prior year period.

During the same respective periods, the primary uses of cash were to fund investments in notes receivable, pay distributions, and pay commissions and syndication costs associated with the offering. Investments in notes receivable funded during the respective six months ended June 30, 2014 and 2013 totaled $3.9 million and $798 thousand. Distributions paid to the Managing Member and Other Members totaled $681 thousand and $171 thousand during the same respective periods; while commissions and syndication costs paid totaled $623 thousand and $722 thousand. During the first six months of 2014, cash was used to purchase equity securities totaling $229 thousand. There were no such purchases during the prior year period.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through June 30, 2014.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2014, and paid through June 30, 2014. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2014 (in thousands):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 – Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 – Nov 2013	Jan – Dec 2013	866		—		866		1.57	551,608
Dec 2013 – May 2014	Jan – Jun 2014	613		—		613		0.53	1,152,455
		$1,482		$—		$1,482		$2.53
Source of distributions
Lease and loan payments/payoffs		$1,482	100.00%	$—	0.00%	$1,482	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$1,482	100.00%	$—	0.00%	$1,482	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 46 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from November 14 (date the escrow requirement was met) to November 30, 2012, December 1, 2012 to November 30, 2013, and December 1, 2013 to May 31, 2014, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2014, there were commitments to fund investments in notes receivable totaling $3.3 million. This amount represents contract awards which may be canceled by the prospective borrower or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: August 20, 2012; File Number: 333-178629.
(2)	Offering commenced: August 20, 2012.
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of June 30, 2014 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	7,500,000	$75,000,000	1,436,910	$14,369
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$252	$883	$1,135
Other syndication costs	—	862	862
Total expenses	$252	$1,745	$1,997

(8)  Net offering proceeds to the issuer after total expenses in item 7:                                                  $     12,372

(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below:

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Investment in notes receivable	$61	$9,515	$9,576
Distributions paid	168	1,482	1,650
Other expenses	821	—	821
	$1,050	$10,997	$12,047

(10) Net offering proceeds to the issuer after total expenses in item 9:                                                  $       325

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

Date: August 13, 2014

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