Form 10-Q
period 2014-09-30
ATEL Growth Capital Fund 8, LLC
filed 2014-11-13
CIK 1537069

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2014

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

The number of Limited Liability Company Units outstanding as of October 31, 2014 was 1,618,296 Units.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,721	$3,107
Accounts receivable	—	6
Notes receivable, net	6,507	4,396
Investment in securities	229	—
Fair value of warrants	503	607
Prepaid expenses and other assets	19	5
Total assets	$11,979	$8,121
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$27	$18
Affiliates	7	889
Accrued distributions to Other Members	244	160
Other	—	22
Total liabilities	278	1,089
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	11,701	7,032
Total Members’ capital	11,701	7,032
Total liabilities and Members’ capital	$11,979	$8,121

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$235	$53	$604	$149
Gain on early termination of notes receivable	—	46	14	46
Gain on sales or dispositions of securities	9	50	55	50
Unrealized (loss) gain on fair valuation of warrants	(47)	(1)	(192)	1
Other	14	5	39	12
Total revenues	211	153	520	258
Expenses:
Acquisition expense	78	38	293	185
Cost reimbursements to affiliates	50	16	126	42
Asset management fees to Managing Member	17	4	46	11
Professional fees	14	4	59	8
Outside services	5	6	25	14
Taxes on income and franchise fees	—	—	2	2
Bank charges	4	2	10	6
Printing and photocopying	2	5	6	8
Other	13	6	22	10
Total expenses	183	81	589	286
Net income (loss)	$28	$72	$(69)	$(28)
Net income (loss):
Managing Member	$47	$62	$122	$88
Other Members	(19)	10	(191)	(116)
	$28	$72	$(69)	$(28)
Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.01)	$0.01	$(0.14)	$(0.22)
Weighted average number of Units outstanding	1,541,675	723,893	1,331,000	526,487

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013 AND FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands except units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2012	187,326	$864	$—	$864
Capital contributions	834,755	8,348	—	8,348
Rescissions of Units	(550)	(5)	—	(5)
Less selling commissions to affiliates	—	(751)	—	(751)
Syndication costs	—	(699)	—	(699)
Distributions to Other Members ($1.62 per Unit)	—	(1,005)	—	(1,005)
Distributions to Managing Member	—	—	(116)	(116)
Net income	—	280	116	396
Balance December 31, 2013	1,021,531	7,032	—	7,032
Capital contributions	596,765	5,967	—	5,967
Less selling commissions to affiliates	—	(537)	—	(537)
Syndication costs	—	527	—	527
Distributions to Other Members ($0.82 per Unit)	—	(1,097)	—	(1,097)
Distributions to Managing Member	—	—	(122)	(122)
Net (loss) income	—	(191)	122	(69)
Balance September 30, 2014 (Unaudited)	1,618,296	$11,701	$—	$11,701

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating activities:
Net income (loss)	$28	$72	$(69)	$(28)
Adjustment to reconcile net income (loss) to cash (used in) provided by operating activities:
Accretion of note discount – warrants	(21)	(2)	(51)	(6)
Amortization of net note origination costs	7	4	21	7
Gain on early termination of notes receivable	—	(46)	(14)	(46)
Gain on sales or dispositions of securities	(9)	(50)	(55)	(50)
Unrealized loss (gain) on fair valuation of warrants	47	1	192	(1)
Changes in operating assets and liabilities:
Accounts receivable	—	4	6	5
Prepaid expenses and other assets	(2)	(5)	(14)	(10)
Accounts payable, Managing Member	—	—	—	(1)
Accounts payable, other	(58)	30	(22)	30
Accrued liabilities, affiliates	(15)	(128)	1	(51)
Deposits due borrowers	—	(32)	—	(32)
Unearned fee income related to notes receivable	(12)	—	7	6
Net cash (used in) provided by operating activities	(35)	(152)	2	(177)
Investing activities:
Advance payments	(1)	(25)	(109)	(54)
Purchase of securities	—	—	(229)	—
Proceeds from early termination of notes receivable	—	342	260	342
Proceeds from sales of warrants	9	55	60	55
Payments of note origination costs	(1)	(9)	(34)	(21)
Note receivable and warrants advances	(100)	(474)	(4,030)	(1,272)
Principal payments received on notes receivable	669	154	1,746	388
Net cash provided by (used in) investing activities	576	43	(2,336)	(562)
Financing activities:
Selling commissions to affiliates	(163)	(31)	(537)	(477)
Syndication costs paid to Managing Member	(109)	(86)	(358)	(361)
Distributions to Other Members	(399)	(493)	(1,012)	(647)
Distributions to Managing Member	(44)	(59)	(112)	(76)
Capital contributions	1,813	1,354	5,967	6,040
Rescissions of capital contributions	—	—	—	(5)
Net cash provided by financing activities	1,098	685	3,948	4,474
Net increase in cash and cash equivalents	1,639	576	1,614	3,735
Cash and cash equivalents at beginning of period	3,082	3,414	3,107	255
Cash and cash equivalents at end of period	$4,721	$3,990	$4,721	$3,990
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$3	$2
Schedule of non-cash investing and financing transactions:
Payables to Managing Member and affiliates at period-end (syndication costs)	$—	$882	$—	$882
Distributions payable to Other Members at period-end	$244	$132	$244	$132
Distributions payable to Managing Member at period-end	$27	$15	$27	$15

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL Growth Capital Fund 8, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on December 8, 2011 for the purpose of providing financing for the acquisition of equipment and other goods and services used by emerging growth companies and established privately held companies without publicly traded securities, and for providing other forms of financing for, and to acquire equity interests and warrants and rights to purchase equity interests in such companies. The Fund may continue until it is terminated in accordance with the ATEL Growth Capital Fund 8, LLC limited liability company operating agreement dated December 13, 2011 (the “Operating Agreement”). The Managing Member of the Company is AGC Managing Member, LLC (the “Managing Member” or “Manager”), the renamed AGC 8 Managing Member, LLC which was formed in December 2011 as a Nevada limited liability company. Such name change is the result of an amendment to the articles of incorporation filed with the State of Nevada effective March 18, 2014. Contributions in the amount of $500 were received as of December 31, 2011, which represented the initial Member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of August 20, 2012. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $75 million. As of November 14, 2012, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal to not less than $3.75 million in gross proceeds. Total contributions to the Fund exceeded $3.75 million on March 13, 2013, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on August 20, 2014.

As of September 30, 2014, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,618,296 Units were issued and outstanding.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2014, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Purchased securities

Purchased securities (primarily preferred stocks) are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies: - (continued)

by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. The Company made its initial investment in equity securities during the first quarter of 2014. As of September 30, 2014, investments in equity securities totaled $229 thousand.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At September 30, 2014, and December 31, 2013, the Managing Member estimated the fair value of warrants to be $503 thousand and $607 thousand, respectively. During the three and nine months ended September 30, 2014, the Company recorded unrealized losses of $47 thousand and $192 thousand, respectively, on fair valuation of its warrants. Such unrealized gains or losses were nominal during the three and nine months ended September 30, 2013. During the respective three and nine months ended September 30, 2014, the Company realized gains of $9 thousand and $55 thousand on the net exercise of certain warrants. By comparison, the Company recorded realized gains of $50 thousand on the net exercise of warrants during the three months ended September 30, 2013. Such amount also represents total gain for the nine months ended September 30, 2013. See Note 9 for further discussion.

Per Unit data:

Net income (loss) per Unit is based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 24 to 42 months and bear interest at implicit

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

or stated rates ranging from 11.26% to 17.31% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2015 through 2017. There were neither impaired notes nor notes placed in non-accrual status as of September 30, 2014 and December 31, 2013.

As of September 30, 2014, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2014	$886
Year ending December 31, 2015	3,469
2016	2,667
2017	668
7,690
Less: portion representing unearned interest income, net	(1,183)
Notes receivable, net	$6,507

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

During the three and nine months ended September 30, 2014, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members' capital	$163	$122	$537	$543
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members' capital	—	158	—	554
Administrative costs reimbursed to Managing Member and/or affiliates	50	16	126	42
Asset management fees to Managing Member	17	4	46	11
Acquisition costs and note origination fees paid to Managing Member	79	47	327	205
	$309	$347	$1,036	$1,355

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $163 thousand and $280 thousand for the respective three months ended September 30, 2014 and 2013, and $537 thousand and $1.1 million for the respective nine months ended September 30, 2014 and 2013.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. Through August 20, 2014, the Managing Member incurred $527 thousand of syndications costs in excess of those allocable for reimbursement under the Fund’s Operating Agreement. Whereas such costs were accrued by the Fund, they were effectively reversed during the third quarter of 2014 when the offering was terminated. As of September 30, 2014, there was no syndication costs recorded in excess of the limitation. Effective August 20, 2014, the Fund’s offering was terminated.

6. Commitments:

At September 30, 2014, there were commitments to fund investments in notes receivable totaling $2.9 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

8. Members’ Capital:

A total of 1,618,296 and 1,021,531 Units were issued and outstanding at September 30, 2014 and December 31, 2013, respectively. The Fund is authorized to issue up to 7,500,000 Units in addition to the Units issued to the initial Member (50 Units).

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Members’ Capital: - (continued)

Distributions to the Other Members for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Distributions declared	$424	$524	$1,097	$757
Weighted average number of Units outstanding	1,541,675	723,893	1,331,000	526,487
Weighted average distributions per Unit	$0.28	$0.72	$0.82	$1.44

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

At September 30, 2014 and December 31, 2013, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the volatility of respective similar

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Fair value measurements: - (continued)

publicly traded companies, a risk free interest rate for the term(s) of the warrant exercise(s), and the respective exercise prices and number of warrants. As of September 30, 2014 and December 31, 2013, the calculated fair value of the Fund’s warrant portfolio totaled $503 thousand and $607 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2012	$24
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	110
Net exercise of warrants	(4)
Unrealized gain on warrants, net recorded during the year	477
Balance at December 31, 2013	607
Fair value of new warrants, recorded during the period (included as a discount on notes receivable)	93
Net exercise of warrants	(5)
Unrealized loss on warrants, net recorded during the period	(192)
Balance at September 30, 2014	$503

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s investments categorized as Level 3 in the fair value hierarchy as of September 30, 2014 and December 31, 2013:

September 30, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	5.02
			Risk-free interest rate	1.78%
			Annualized volatility	100%

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	7.00
			Risk-free interest rate	2.46%
			Annualized volatility	100%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,721	$4,721	$—	$—	$4,721
Notes receivable, net	6,507	—	—	6,493	6,493
Investment in securities	229	—	—	229	229
Warrants	503	—	—	503	503

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,107	$3,107	$—	$—	$3,107
Notes receivable, net	4,396	—	—	4,395	4,395
Warrants	607	—	—	607	607

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

As of November 14, 2012, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal to not less than $3.75 million in gross proceeds. Total contributions to the Fund exceeded $3.75 million on March 13, 2013, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on August 20, 2014.

As of September 30, 2014, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,618,296 Units were issued and outstanding.

Results of Operations

The three months ended September 30, 2014 versus the three months ended September 30, 2013

The Company reported net income of $28 thousand and $72 thousand for the three months ended September 30, 2014 and 2013. Results for the third quarter of 2014 reflect increases in both total expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2014 increased by $58 thousand, or 38%, as compared to the prior year period. The increase was largely due to a $182 thousand growth in interest income on notes receivable partially offset by a $46 thousand decrease in gain on early termination of notes receivable, a $46 thousand increase in unrealized losses on fair valuation of warrants and a $41 thousand decline in gain on sales or disposition of securities.

Interest income on notes receivables, including accretion of net note origination costs and discounts, increased as a result of operating revenues derived from an approximate $6.9 million of loans funded since September 30, 2013.

Gain on early termination of notes receivable declined due to the absence of such activity during the current year period. Unrealized losses on fair valuation of warrants increased due to a decline in the fair value of certain warrant positions; and, gain on sales or disposition of securities declined due to a period over period reduction in the value of net warrant exercises.

Expenses

Total expenses for the third quarter of 2014 increased by $102 thousand, or 126%, as compared to the prior year period. Such increase was largely a result of increases in acquisition expense and costs reimbursed to affiliates totaling $40 thousand and $34 thousand, respectively.

The increase in acquisition expense was largely due to a higher level of spending related to identifying potential funding transactions; and, costs reimbursed to affiliates increased as a result of an increase in allocated costs consistent with the Fund’s expanded operations.

The nine months ended September 30, 2014 versus the nine months ended September 30, 2013

The Company reported net losses of $69 thousand and $28 thousand for the nine months ended September 30, 2014 and 2013, respectively. Results for the first nine months of 2014 reflect increases in both total expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2014 increased by $262 thousand, or 102%, as compared to the prior year period. The increase was largely due to a $455 thousand growth in interest income on notes receivable offset by a $193 thousand increase in unrealized loss on fair valuation of warrants.

Interest income on notes receivables, including accretion of net note origination costs and discounts, increased as a result of operating revenues derived from an approximate $6.9 million of loans funded since September 30, 2013; while unrealized losses on fair valuation of warrants increased due to a decline in the fair value of certain warrant positions.

Expenses

Total expenses for the first nine months of 2014 increased by $303 thousand, or 106%, as compared to the prior year period. The net increase in expenses was primarily a result of increases in acquisition expense, costs reimbursed to affiliates, professional fees, and asset management fees paid to the Manager totaling $108 thousand, $84 thousand, $51 thousand and $35 thousand, respectively.

The increase in acquisition expense was largely due to increased loan funding activity and a higher level of spending related to identifying potential funding transactions. Costs reimbursed to affiliates increased as a result of an increase in allocated costs consistent with the Fund’s expanded operations.

Moreover, professional fees were higher due to an increase in allocated audit fees; and, asset management fees paid to the Manager increased as a result of the growth in managed assets.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $4.7 million and $3.1 million at September 30, 2014 and December 31, 2013, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from subscriptions and its portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments. The Fund will acquire its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net cash (used in) provided by:
Operating activities	$(35)	$(152)	$2	$(177)
Investing activities	576	43	(2,336)	(562)
Financing activities	1,098	685	3,948	4,474
Net increase in cash and cash equivalents	$1,639	$576	$1,614	$3,735

The three months ended September 30, 2014 versus the three months ended September 30, 2013

During the three months ended September 30, 2014 and 2013, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions totaled $1.8 million and $1.4 million for the respective three months ended September 30, 2014 and 2013. As of September 30, 2014, cumulative net capital contributions, net of rescissions and related distributions, totaling $16.2 million (1,618,296 Units) have been received. In addition, the Company realized $9 thousand and $397 thousand of proceeds from the early termination of certain notes receivable and the net exercise of warrants during the respective three-month periods ended September 30, 2014 and 2013.

During the same respective periods, the primary uses of cash were to pay distributions, pay commissions and syndication costs associated with the offering and fund investments in notes receivable. Distributions paid to the Managing Member and Other Members during the respective three months ended September 30, 2014 and 2013 totaled $443 thousand and $552 thousand; while commissions and syndication costs paid totaled $272 thousand and $117 thousand; and, investments in notes receivable funded totaled $100 thousand and $474 thousand.

The nine months ended September 30, 2014 versus the nine months ended September 30, 2013

During the nine months ended September 30, 2014 and 2013, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions, net of rescissions and related distributions, totaled $6.0 million for each of the nine-month periods ended September 30, 2014 and 2013. In addition, the Company realized $320 thousand and $397 thousand of proceeds from the early termination of certain notes receivable and the net exercise of warrants during the respective nine-month periods ended September 30, 2014 and 2013.

During the same respective periods, the primary uses of cash were to fund investments in notes receivable, pay distributions and pay commissions and syndication costs associated with the offering. Investments in notes receivable funded during the respective nine months ended September 30, 2014 and 2013 totaled $4.0 million and $1.3 million; while distributions paid totaled $1.1 million and $723 thousand; and, commissions and syndications costs paid totaled $895 thousand and $838 thousand. In addition, during the first nine months of 2014, cash was used to purchase equity securities totaling $229 thousand. There were no such purchases during the prior year period.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through September 30, 2014.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2014, and paid through September 30, 2014. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2014 (in thousands):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 – Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 – Nov 2013	Jan – Dec 2013	866		—		866		1.57	551,608
Dec 2013 – Aug 2014	Jan – Sep 2014	1,012		—		1,012		0.80	1,260,328
		$1,881		$—		$1,881		$2.80
Source of distributions
Lease and loan payments/payoffs		$1,881	100.00%	$—	0.00%	$1,881	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$1,881	100.00%	$—	0.00%	$1,881	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 46 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from November 14 (date the escrow requirement was met) to November 30, 2012, December 1, 2012 to November 30, 2013, and December 1, 2013 to August 31, 2014, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2014, there were commitments to fund investments in notes receivable totaling $2.9 million. This amount represents contract awards which may be canceled by the prospective borrower or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: August 20, 2012; File Number: 333-178629.
(2)	Offering commenced: August 20, 2012.
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of September 30, 2014 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	7,500,000	$75,000,000	1,618,246	$16,182
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class
of equity securities of the issuer;
and to affiliates of the issuer
		Direct or indirect payments to others	Total
Underwriting discounts and commissions	$288	$1,010	$1,298
Other syndication costs	—	971	971
Total expenses	$288	$1,981	$2,269

(8)  Net offering proceeds to the issuer after total expenses in item 7:                                                $    13,913

(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class
of equity securities of the issuer;
and to affiliates of the issuer
		Direct or indirect payments to others	Total
Investment in notes receivable	$62	$9,615	$9,677
Distributions paid	212	1,881	2,093
Other expenses	1,045	—	1,045
	$1,319	$11,496	$12,815

(10)  Net offering proceeds to the issuer after total expenses in item 9:                                                $     1,098

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

Date: November 13, 2014

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