Form 10-K
period 2014-12-31
ATEL Growth Capital Fund 8, LLC
filed 2015-03-31
CIK 1537069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2015 was 1,618,296.

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

As of December 31, 2014, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,618,296 Units were issued and outstanding.

Prior to the termination of its offering, the Fund, or Managing Member on behalf of the Fund, incurred costs in connection with the organization, registration and issuance of the Units. The amount of such costs borne by the Fund was limited by certain provisions of the Operating Agreement.

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

The asset based acquisition financing industry is highly competitive. In obtaining customers, the Fund will compete with commercial banks and lenders, other acquisition financing firms, venture capital investors and with established leasing and finance companies. In addition, there are numerous other potential entities, including entities organized and managed similarly to the Fund, seeking to finance equipment, many of which have greater financial resources and growth capital acquisition financing experience than the Fund’s management. Emerging growth capital investment declined from 2008 through 2009, and has since increased surpassing such levels. Future trends are difficult to predict. Nevertheless, the Fund expects significant competition for quality investments through its acquisition and reinvestment stages.

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

Note Receivable Activities

The Company seeks to finance assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2014 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computers	$3,889	40.45%
Research & development	1,452	15.10%
Office equipment	969	10.08%
Manufacturing	899	9.35%
Recycling	400	4.16%
Food processing	200	2.08%
Other	1,806	18.78%
	$9,615	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Hardware & peripheral devices	$2,676	27.83%
Computer engines	2,285	23.76%
Health services	1,800	18.72%
Business services	1,454	15.12%
Clean technology	1,050	10.92%
Communications	350	3.65%
	$9,615	100.00%

From inception to December 31, 2014, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Recycling	$400	$342	$137
Computers	350	260	139
	$750	$602	$276

For further information regarding the Company’s notes receivable as of December 31, 2014, see Note 3 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2014, a total of 407 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of December 31, 2014. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2014 valuation date. As of December 31, 2014, the value of the Company’s assets, calculated on this basis, was approximately $10.00 per Unit.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made consistently through December 2014. The rate for monthly distributions from 2014 operations was $0.092 per Unit for the period from January through December 2014. Likewise, the rate for monthly distributions from 2013 operations was $0.092 per Unit for the period from January through December 2013. The rate for each of the quarterly distributions paid in 2014 and 2013 was $0.275 per Unit.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2014, and paid through December 31, 2014. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2014 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	Jul 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 – Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 – Nov 2013	Jan – Dec 2013	866		—		866		1.57	551,608
Dec 2013 – Nov 2014	Jan – Dec 2014	1,452		—		1,452		1.08	1,349,575
		$2,321		$—		$2,321		$3.08
Source of distributions
Lease and loan payments/payoffs		$2,321	100.00%	$—	0.00%	$2,321	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$2,321	100.00%	$—	0.00%	$2,321	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 46 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from November 14 (date the escrow requirement was met) to November 30, 2012, December 1, 2012 to November 30, 2013, and December 1, 2013 to November 30, 2014, respectively.

Aside from the periodic distributions made in 2014, the table above also reflects a special distribution made pursuant to net disposition proceeds received on the early termination of a note receivable and associated proceeds from the net exercise of warrants.

Use of Proceeds from Registered Securities

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: August 20, 2012; File Number: 333-178629
(2)	Offering commenced: August 20, 2012
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of December 31, 2014 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	7,500,000	$75,000,000	1,618,246	$16,182
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or
their associates, to persons
owning ten percent or more of
any class of equity securities
of the issuer; and to
	affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$324	$1,132	$1,456
Other syndication costs	—	971	971
Total expenses	$324	$2,103	$2,427
(8)	Net offering proceeds to the issuer after total expenses in item 7 (in thousands): $ 13,755
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or
their associates, to persons
owning ten percent or more of
any class of equity securities
of the issuer; and to
	affiliates of the issuer	Direct or indirect payments to others	Total
Investment in notes receivable	$62	$9,615	$9,677
Distributions paid	261	2,321	2,582
Other expenses	971	—	971
	$1,294	$11,936	$13,230
(10)	Net offering proceeds to the issuer after total expenses in item 9 (in thousands) $ 525

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2014, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,618,296 Units were issued and outstanding.

Results of Operations

During 2014 and 2013, certain borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Lending Revenues
Borrower	Type of Equipment	2014	2013
Digital Ocean, Inc.	Computers	16%	*
Xicato, Inc.	Office Equipment	15%	*
Cytomx Therapeutics, Inc.	Recycling	14%	*
Tegile Systems, Inc.	Computers	13%	*
Bloom Energy Corporation	Manufacturing	*	30%
Enevate Corporation	Research	*	16%
EcoATM, Inc.	Recycling	*	11%
Axcient, Inc.	Computers	*	10%
Ioxus, Inc.	Manufacturing	*	10%
*	Less than 10%

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

2014 versus 2013

The Company reported net income of $54 thousand and $396 thousand for the years ended December 31, 2014 and 2013, respectively. Results for 2014 reflect an increase in total expenses and a decline in total revenues when compared to prior year.

Revenues

Total revenues for 2014 declined by $14 thousand, or 2%, as compared to prior year. The reduction in revenues was largely due to a $606 thousand unfavorable change in the fair value of the Company’s warrant positions partially offset by a $588 thousand increase in interest income on notes receivable.

The unfavorable change in the fair value of the Company’s warrant positions was due to the $129 thousand of unrealized losses recorded for 2014 as compared to $477 thousand of unrealized gains recorded for 2013. The change in fair value was a result of the required periodic revaluation of the warrants in the Company’s portfolio of investments. In this regard, the majority of the decline in fair market value is related to the price of one portfolio company subsequent to its initial public offering.

Interest income on notes receivable, including accretion of net note origination costs and discounts, increased as the Company realized twelve months of revenues from approximately $2.9 million of loans funded during the fourth quarter of 2013 coupled with additional revenues from $4.0 million of loans funded throughout the current year.

Expenses

Total expenses for 2014 increased by $328 thousand, or 77%, as compared to prior year. The net increase in expenses was primarily a result of increases in costs reimbursed to affiliates, acquisition expense, professional fees, and asset management fees paid to the Manager totaling $126 thousand, $73 thousand, $52 thousand and $48 thousand, respectively.

The increase in costs reimbursed to affiliates was a result of increased allocated costs consistent with the Fund’s expanded operations. Acquisition expense increased largely due to the growth in loan funding activity and a higher level of spending related to identifying potential funding transactions.

Moreover, professional fees were higher due to an increase in allocated audit fees; and, asset management fees paid to the Manager increased as a result of the growth in managed assets.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $4.9 million and $3.1 million at December 31, 2014 and 2013, respectively. The liquidity of the Company varies, increasing to the extent cash flows from subscriptions and its portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments. The Fund will acquire its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2014	2013
Net cash provided (used in) by:
Operating activities	$6	$(283)
Investing activities	(1,648)	(3,121)
Financing activities	3,459	6,256
Net increase in cash and cash equivalents	$1,817	$2,852

2014 versus 2013

During 2014, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units and cash flow from its investments in notes receivable. Subscription proceeds through August 20, 2014 (the offering termination date) totaled $6.0 million. By comparison, during 2013, the primarily source of liquidity was subscription proceeds of $8.3 million. In addition, the Company realized $320 thousand and $397 thousand of proceeds from the early termination of certain notes receivable and the net exercise of warrants during 2014 and 2013, respectively.

During the same respective years, the primary uses of cash were to fund investments in notes receivable, pay distributions and pay commissions and syndication costs associated with the offering. Investments in notes receivable funded during the respective years ended December 31, 2014 and 2013 totaled $4.0 million and $4.1 million; while distributions paid totaled $1.6 million and $966 thousand; and, commissions and syndications costs paid totaled $895 thousand and $1.1 million. In addition, during 2014, cash was used to purchase equity securities totaling $229 thousand. There were no such purchases during the prior year.

Commitments

At December 31, 2014, there were commitments to fund investments in notes receivable approximating $2.5 million. This amount represents contract awards which may be canceled by the prospective borrower or may not be accepted by the Company.

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

Allowances for losses on notes receivable are typically established based on historical charge-off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 25.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Growth Capital Fund 8, LLC

We have audited the accompanying balance sheets of ATEL Growth Capital Fund 8, LLC, (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Growth Capital Fund 8, LLC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 27, 2015

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013
(In Thousands)

	2014	2013
ASSETS
Cash and cash equivalents	$4,924	$3,107
Accounts receivable	—	6
Notes receivable, net	5,845	4,396
Investment in securities	229	—
Fair value of warrants	566	607
Due from Affiliates	35	—
Prepaid expenses and other assets	9	5
Total assets	$11,608	$8,121
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$28	$18
Affiliates	—	889
Accrued distributions to Other Members	250	160
Other	—	22
Total liabilities	278	1,089
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	11,330	7,032
Total Members’ capital	11,330	7,032
Total liabilities and Members’ capital	$11,608	$8,121

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)

	2014	2013
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$816	$228
Gain on early termination of notes receivable	14	46
Gain on sales or dispositions of securities	55	51
Unrealized (loss) gain on fair valuation of warrants	(129)	477
Other	51	19
Total revenues	807	821
Expenses:
Acquisition expense	345	272
Cost reimbursements to affiliates	179	53
Asset management fees to Managing Member	64	16
Professional fees	73	21
Outside services	33	25
Taxes on income and franchise fees	2	3
Bank charges	13	9
Printing and photocopying	8	12
Other	36	14
Total expenses	753	425
Net income	$54	$396
Net income (loss):
Managing Member	$171	$116
Other Members	(117)	280
	$54	$396
Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.08)	$0.45
Weighted average number of Units outstanding	1,403,414	620,769

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2012	187,326	$864	$—	$864
Capital contributions	834,755	8,348	—	8,348
Rescissions of Units	(550)	(5)	—	(5)
Less selling commissions to affiliates	—	(751)	—	(751)
Syndication costs	—	(699)	—	(699)
Distributions to Other Members ($1.62 per Unit)	—	(1,005)	—	(1,005)
Distributions to Managing Member	—	—	(116)	(116)
Net income	—	280	116	396
Balance December 31, 2013	1,021,531	7,032	—	7,032
Capital contributions	596,765	5,967	—	5,967
Less selling commissions to affiliates	—	(537)	—	(537)
Syndication costs	—	527	—	527
Distributions to Other Members ($1.10 per Unit)	—	(1,542)	—	(1,542)
Distributions to Managing Member	—	—	(171)	(171)
Net (loss) income	—	(117)	171	54
Balance December 31, 2014	1,618,296	$11,330	$—	$11,330

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(In Thousands)

	2014	2013
Operating activities:
Net income	$54	$396
Adjustment to reconcile net income to cash provided by (used in) operating activities:
Accretion of note discount – warrants	(72)	(14)
Amortization of net note origination costs	28	11
Gain on early termination of notes receivable	(14)	(46)
Gain on sales or dispositions of securities	(55)	(51)
Unrealized loss (gain) on fair valuation of warrants	129	(477)
Changes in operating assets and liabilities:
Accounts receivable	6	—
Prepaid expenses and other assets	(4)	(5)
Accounts payable, Managing Member	—	(1)
Accounts payable, other	(22)	22
Accrued liabilities, affiliates	(39)	(119)
Deposits due borrowers	—	(32)
Unearned fee income related to notes receivable	(5)	33
Net cash provided by (used in) operating activities	6	(283)
Investing activities:
Advance payments	(109)	49
Purchase of securities	(229)	—
Proceeds from early termination of notes receivable	260	342
Proceeds from sales of warrants	60	55
Payments of note origination costs	(34)	(25)
Note receivable and warrants advances	(4,030)	(4,135)
Principal payments received on notes receivable	2,434	593
Net cash used in investing activities	(1,648)	(3,121)
Financing activities:
Selling commissions to affiliates	(537)	(618)
Syndication costs paid to Managing Member	(358)	(503)
Distributions to Other Members	(1,452)	(866)
Distributions to Managing Member	(161)	(100)
Capital contributions	5,967	8,348
Rescissions of capital contributions	—	(5)
Net cash provided by financing activities	3,459	6,256
Net increase in cash and cash equivalents	1,817	2,852
Cash and cash equivalents at beginning of year	3,107	255
Cash and cash equivalents at end of year	$4,924	$3,107
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$3	$2
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$250	$160
Distributions payable to Managing Member at year-end	$28	$18
Payables to Managing Member and affiliates at year-end (syndication costs)	$—	$885

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

As of December 31, 2014, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,618,296 Units were issued and outstanding.

Prior to the termination of its offering, the Fund, or Managing Member on behalf of the Fund, incurred costs in connection with the organization, registration and issuance of the Units. The amount of such costs borne by the Fund was limited by certain provisions of the Operating Agreement.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2014 and 2013, and the related statements of income, changes in members’ capital and cash flows for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary.

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

Purchased securities

Purchased securities (primarily preferred stocks) are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. The Company made its initial investment in equity securities during the first quarter of 2014. As of December 31, 2014, investments in equity securities totaled $229 thousand. There were no sales or dispositions of securities during 2014.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At December 31, 2014 and 2013, the Managing Member estimated the fair value of warrants to be $566 thousand and $607 thousand, respectively. During 2014, the Company recorded unrealized losses of $129 thousand on fair valuation of its warrants. By comparison, during 2013, the Company recorded unrealized gains of $477 thousand relative to the fair valuation of its warrants. Gains realized on the net exercise of warrants totaled $55 thousand and $51 thousand during 2014 and 2013, respectively. See Note 9 for further discussion.

Advance payments:

Note payments received prior to their due date are recorded as advance payments. The payments are applied against the note receivable when they become due.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2014 and 2013, the related provision for state income taxes was approximately $2 thousand and $3 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2014 and 2013 as follows (in thousands):

	2014	2013
Financial statement basis of net assets	$11,330	$7,032
Tax basis of net assets (unaudited)	13,746	9,312
Difference	$(2,416)	$(2,280)

The primary difference between the tax bases of net assets and the amounts recorded in the financial statements is the result of the difference in accounting for syndication costs used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Net income per financial statements	$54	$396
Tax adjustments (unaudited):
Adjustments to gain on sales of assets	5	5
Other	20	(399)
Income per federal tax return (unaudited)	$79	$2

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Per Unit data:

Net income per Unit is based upon the weighted average number of Other Members Units outstanding during the year.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements —  Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 24 to 42 months and bear interest at implicit or stated rates ranging from 11.26% to 17.31% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2015 through 2017.

Effective December 1, 2014, three notes with net recorded investment of $40 thousand, $79 thousand, and $53 thousand, respectively, and rates ranging from 11.54% to 11.73% were placed on non-accrual status. As of December 31, 2014, the notes were current and management had determined that no adjustment was necessary to reflect fair value. However, the respective notes remained on non-accrual status. Payments received on these notes have been applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes totaled $2 thousand for the month of December.

Effective January 1, 2015, the notes were modified to defer the repayment of principal while maintaining interest-only payments at their original rates. As of July 1, 2015, the entire balance outstanding on these notes will be due. The payments will be adjusted such that the ultimate amounts paid will reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. There were neither notes impaired nor notes in non-accrual status as of December 31, 2013.

As of December 31, 2014, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2015	$3,469
2016	2,667
2017	668
6,804
Less: portion representing unearned interest income, net	(959)
Notes receivable, net	$5,845

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

During the years ended December 31, 2014 and 2013, the Managing Member and/or affiliates earned commissions, fees and reimbursements pursuant to the Operating Agreement as follows (in thousands):

	2014	2013
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital	$537	$751
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members’ capital	—	699
Administrative costs reimbursed to Managing Member and/or affiliates	179	53
Asset management fees to Managing Member	64	16
Acquisition costs and note origination fees paid to Managing Member	379	297
	$1,159	$1,816

5. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $537 thousand and $1.5 million for the respective years ended December 31, 2014 and 2013.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. Through August 20, 2014, the Managing Member incurred $527 thousand of syndication costs in excess of those allocable for reimbursement under the Fund’s Operating Agreement. Whereas such costs were accrued by the Fund, they were effectively reversed during the third quarter of 2014 when the offering was terminated. As of December 31, 2014, there was no syndication costs recorded in excess of the limitation. On August 20, 2014, the Fund’s offering was terminated.

6. Commitments:

At December 31, 2014, there were commitments to fund investments in notes receivable approximating $2.5 million. This amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

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

8. Members’ Capital:

A total of 1,618,296 and 1,021,531 Units were issued and outstanding at December 31, 2014 and 2013, respectively. The Fund is authorized to issue up to 7,500,000 additional Units in addition to the Units issued to the initial Member (50 Units).

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

Distributions to the Other Members for 2014 and 2013 were as follows (in thousands, except as to Units and per Unit data):

	2014	2013
Distributions declared	$1,542	$1,005
Weighted average number of Units outstanding	1,403,414	620,769
Weighted average distributions per Unit	$1.10	$1.62

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

9. Fair value measurements: - (continued)

At December 31, 2014 and 2013, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the volatility of respective similar publicly traded companies, a risk free interest rate for the term(s) of the warrant exercise(s), and the respective exercise prices and number of warrants. As of December 31, 2014 and 2013, the calculated fair value of the Fund’s warrant portfolio totaled $566 thousand and $607 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2012	$24
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	110
Net exercise of warrants	(4)
Unrealized gain on warrants, net recorded during the year	477
Balance at December 31, 2013	607
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	93
Net exercise of warrants	(5)
Unrealized loss on warrants, net recorded during the year	(129)
Balance at December 31, 2014	$566

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

9. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at December 31, 2014 and 2013:

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	5.20
			Risk-free interest rate	1.68%
			Annualized volatility	100%

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	7.00
			Risk-free interest rate	2.46%
			Annualized volatility	100%

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

9. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,924	$4,924	$—	$—	$4,924
Notes receivable, net	5,845	—	—	5,828	5,828
Investment in securities	229	—	—	229	229
Warrants	566	—	—	566	566

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,107	$3,107	$—	$—	$3,107
Notes receivable, net	4,396	—	—	4,395	4,395
Warrants	607	—	—	607	607

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2014. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2014.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

AGC Managing Member, LLC (the “Managing Member” or “Manager”) is the Company’s Managing Member. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group (“ACG” or “ATEL”). The outstanding voting capital stock of ATEL is owned 100% by Dean L. Cash.

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

The officers and directors of ACG and its affiliates are as follows:

Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of AGC Managing Member, LLC (Managing Member)
Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC Managing Member, LLC (Managing Member)
Vasco H. Morais	Executive Vice President, Secretary and General Counsel of AGC Managing Member, LLC (Managing Member)

Dean L. Cash, age 64, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 61, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 56, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2014.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, AGC Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2014 and 2013 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 4 thereof, which information is hereby incorporated by reference.

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

Through December 31, 2014, $1.5 million of commissions, excluding payments for Pennsylvania commissions, has been paid to ASC. Of such amount, $1.1 million has been re-allowed to other broker/dealers.

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

Limitations on Fees

The total of all Front End Fees, the Carried Interest, the Asset Management Fee and the Promotional Interest will be subject to the Management Fee Limit in order to assure state securities administrators that the Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. (“NASAA”) is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs as in effect as of the initial effective date of the Fund’s Registration Statement on Form S-1 for the initial public offering of its Units (the “NASAA Guidelines”). For purposes of the application of the NASAA Guidelines, all Portfolio Assets will be deemed “Equipment” as defined in the NASAA Guidelines. Article IV, Sections C through G and Article V, Section F of the NASAA Equipment Leasing Guidelines establish the standards for payment to program sponsors of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services, and sets the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G, and Article V, Section F, of the NASAA Equipment Leasing Guidelines (the “NASAA Fee Limitation”). Under the Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the total of the amount of Front End Fees, the Carried Interest, the Asset Management Fee and the Promotional Interest it will pay the Manager and its Affiliates, when added to it will never exceed the maximum compensation payable to a sponsor and its affiliates under the NASAA Fee Limitation.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2014, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AGC Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Management Services, LLC The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0031%
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 4 thereof.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2014 and 2013, the Company incurred audit fees with its principal auditors totaling $69 thousand and $18 thousand, respectively.

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

Date: March 30, 2015

ATEL GROWTH CAPITAL FUND 8, LLC
(Registrant)

By: AGC Managing Member, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash, Chairman of the Board, President and Chief Executive Officer of AGC Managing Member, LLC, (Managing Member)
By: /s/ Paritosh K. Choksi Paritosh K. Choksi, Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC Managing Member, LLC (Managing Member)
By: /s/ Samuel Schussler Samuel Schussler, Vice President and Chief Accounting Officer of AGC Managing Member, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of AGC Managing Member, LLC, (Managing Member)	March 30, 2015
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC Managing Member, LLC (Managing Member)	March 30, 2015
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of AGC Managing Member, LLC (Managing Member)	March 30, 2015

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.