Form 10-Q
period 2015-03-31
ATEL Growth Capital Fund 8, LLC
filed 2015-05-15
CIK 1537069

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2015

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

The number of Limited Liability Company Units outstanding as of April 30, 2015 was 1,618,296 Units.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014
(in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,539	$4,924
Accounts receivable	8	—
Notes receivable, net	5,637	5,845
Investment in securities	229	229
Fair value of warrants	578	566
Due from Affiliates	29	35
Prepaid expenses and other assets	26	9
Total assets	$11,046	$11,608
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$28	$28
Accrued distributions to Other Members	250	250
Other	2	—
Total liabilities	280	278
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	10,766	11,330
Total Members’ capital	10,766	11,330
Total liabilities and Members’ capital	$11,046	$11,608

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$200	$157
Unrealized loss on fair valuation of warrants	—	(134)
Other	11	9
Total revenues	211	32
Expenses:
Acquisition expense	96	112
Cost reimbursements to affiliates	51	32
Provision for credit losses	51	—
Asset management fees to Managing Member	17	11
Professional fees	34	33
Outside services	12	13
Taxes on income and franchise fees	2	2
Bank charges	3	3
Printing and photocopying	2	2
Other	13	5
Total expenses	281	213
Net loss	$(70)	$(181)
Net income (loss):
Managing Member	$49	$34
Other Members	(119)	(215)
	$(70)	$(181)
Net loss per Limited Liability Company Unit (Other Members)	$(0.07)	$(0.19)
Weighted average number of Units outstanding	1,618,296	1,114,445

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014 AND FOR THE
THREE MONTHS ENDED MARCH 31, 2015
(in thousands except units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2013	1,021,531	$7,032	$—	$7,032
Capital contributions	596,765	5,967	—	5,967
Less selling commissions to affiliates	—	(537)	—	(537)
Syndication costs	—	527	—	527
Distributions to Other Members ($1.10 per Unit)	—	(1,542)	—	(1,542)
Distributions to Managing Member	—	—	(171)	(171)
Net (loss) income	—	(117)	171	54
Balance December 31, 2014	1,618,296	11,330	—	11,330
Distributions to Other Members ($0.27 per Unit)	—	(445)	—	(445)
Distributions to Managing Member	—	—	(49)	(49)
Net (loss) income	—	(119)	49	(70)
Balance March 31, 2015 (Unaudited)	1,618,296	$10,766	$—	$10,766

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(70)	$(181)
Adjustment to reconcile net loss to cash used in operating activities:
Accretion of note discount – warrants	(21)	(13)
Amortization of net note origination costs	6	5
Provision for credit losses	51	—
Unrealized loss on fair valuation of warrants	—	134
Changes in operating assets and liabilities:
Accounts receivable	(8)	5
Prepaid expenses and other assets	(17)	(9)
Accounts payable, Managing Member	—	1
Accounts payable, other	2	3
Accrued liabilities, affiliates	6	28
Unearned fee income related to notes receivable	(3)	1
Net cash used in operating activities	(54)	(26)
Investing activities:
Advance payments	10	(87)
Purchase of securities	—	(25)
Payments of note origination costs	—	(17)
Note receivable and warrants advances	(529)	(753)
Principal payments received on notes receivable	682	419
Net cash provided by (used in) investing activities	163	(463)
Financing activities:
Selling commissions to affiliates	—	(174)
Syndication costs paid to Managing Member	—	(108)
Distributions to Other Members	(445)	(275)
Distributions to Managing Member	(49)	(31)
Capital contributions	—	1,933
Net cash (used in) provided by financing activities	(494)	1,345
Net (decrease) increase in cash and cash equivalents	(385)	856
Cash and cash equivalents at beginning of period	4,924	3,107
Cash and cash equivalents at end of period	$4,539	$3,963
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$3
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$250	$191
Distributions payable to Managing Member at period-end	$28	$21
Payables to Managing Member and affiliates at period-end (syndication costs)	$—	$777

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

The Company conducted a public offering of 7,500,000 Limited Liability Company Units (“Units”), at a price of $10 per unit. As of November 14, 2012, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal to not less than $3.75 million in gross proceeds. Total contributions to the Fund exceeded $3.75 million on March 13, 2013, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on August 20, 2014.

As of March 31, 2015, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,618,296 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Purchased securities

Purchased securities (primarily preferred stocks) are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies: - (continued)

by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. The Company made its initial investment in equity securities during the first quarter of 2014. Investments in equity securities totaled $229 thousand at both March 31, 2015 and December 31, 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At March 31, 2015, and December 31, 2014, the Managing Member estimated the fair value of warrants to be $578 thousand and $566 thousand, respectively. During the three months ended March 31, 2015, the Company did not record any unrealized gains or losses on the fair valuation of its warrants. By comparison, during the prior year period, the Company recorded unrealized losses of $134 thousand on fair valuation of its warrants. There were no net exercise of warrants during the three months ended March 31, 2015 and 2014. See Note 10 for further discussion.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of March 31, 2015, the terms of the notes receivable are from 24 to 42 months and bear interest at implicit or stated rates ranging from 11.26% to 18.00% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2015 through 2018.

The Company had three notes receivable which were on non-accrual status as of March 31, 2015 and December 31, 2014. The notes were originally placed on non-accrual status effective December 1, 2014. As of

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

December 31, 2014, the notes had net recorded investment of $40 thousand, $79 thousand, and $53 thousand, respectively, and rates ranging from 11.54% to 11.73% were placed on non-accrual status. As of March 31, 2015, management continued to deem the notes impaired and recorded fair value adjustments totaling of $12 thousand, $23 thousand, and $16 thousand respectively, to reflect the fair values of such notes at $28 thousand, $56 thousand and $37 thousand, respectively, before accretion of net note origination costs and discounts. There were no such fair value adjustments at December 31, 2014.

Effective January 1, 2015, the notes were modified to defer the repayment of principal while maintaining interest-only payments at their original rates. As of July 1, 2015, the entire balance outstanding on these notes will be due. The payments will be adjusted such that the ultimate amounts paid will reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on these nonaccrual notes have been fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes approximated $2 thousand from December 2014 to March 2015.

As of March 31, 2015, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2015	$2,861
Year ending December 31, 2016	2,807
2017	868
2018	81
6,617
Less: portion representing unearned interest income, net	(919)
Less: advance payments	(10)
Less: allowance for credit losses	(51)
Notes receivable, net	$5,637

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for Doubtful Accounts – Notes Receivable	Valuation Adjustments – Notes Receivable	Total Allowance for Credit Losses
Balance December 31, 2013	$—	$—	$—
Provision for credit losses	—	—	—
Balance December 31, 2014	—	—	—
Provision for credit losses	—	(51)	(51)
Balance March 31, 2015	$—	$(51)	$(51)

Allowance for Doubtful Accounts

Accounts receivable represent the amounts billed under notes receivable which are currently due to the Company.

Allowances for doubtful accounts are typically established based upon their aging and historical charge off and collection experience and the creditworthiness of specifically identified borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, such notes may be placed in non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. All payments received on amounts billed under notes receivable are applied only against outstanding principal balances.

Valuation Adjustments

In addition to the allowance established for delinquent accounts receivable, the total allowance also includes anticipated impairment charges on notes receivable.

Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

The Company’s allowance for credit losses and its recorded investment in notes receivable as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

March 31, 2015	Notes Receivable	Total
Allowance for credit losses:
Ending balance	$51	$51
Ending balance: individually evaluated for impairment	$51	$51
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$5,688	$5,688
Ending balance: individually evaluated for impairment	$5,688	$5,688
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

December 31, 2014	Notes Receivable	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$5,845	$5,845
Ending balance: individually evaluated for impairment	$5,845	$5,845
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

The Company evaluates the credit quality of its notes receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass – Any account whose debtor, co-debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the Manager to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the Manager and the account is not considered by the Chief Credit Officer of the Manager to fall into one of the three risk profiles below.

Special Mention – Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

Substandard – Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the Manager’s Credit Watch List.

Doubtful – Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired notes and leases as applicable.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At March 31, 2015 and December 31, 2014, the Company’s notes receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	March 31, 2015	December 31, 2014
Pass	$4,404	$4,134
Special mention	1,116	1,711
Substandard	168	—
Doubtful	—	—
Total	$5,688	$5,845

As of March 31, 2015, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	168	171	51	168	4
Total	$168	$171	$51	$168	$4

At March 31, 2015 and December 31, 2014, investment in financing receivables is aged as follows (in thousands):

March 31, 2015	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$5,688	$5,688	$—
Total	$—	$—	$—	$—	$5,688	$5,688	$—

December 31, 2014	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$5,845	$5,845	$—
Total	$—	$—	$—	$—	$5,845	$5,845	$—

As of March 31, 2015 and December 31, 2014, the Company had three notes receivable which were on non-accrual status (See Note 3 for details).

5. Related party transactions:

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

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

During the three months ended March 31, 2015 and 2014, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members' capital	$—	$174
Administrative costs reimbursed to Managing Member and/or affiliates	51	32
Asset management fees to Managing Member	17	11
Acquisition costs and note origination fees paid to Managing Member	96	129
	$164	$346

6. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. There were no syndication costs during the current year period as such efforts and related costs ceased upon the termination of the Fund’s offering on August 20, 2014. By comparison, syndication costs totaled $174 thousand for the three months ended March 31, 2014.

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

7. Commitments:

At March 31, 2015, there were commitments to fund investments in notes receivable totaling $3.3 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

8. Guarantees:

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Guarantees: - (continued)

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

9. Members’ Capital:

A total of 1,618,296 Units were issued and outstanding as of March 31, 2015 and December 31, 2014. The Fund is authorized to issue up to 7,500,000 Units in addition to the Units issued to the initial Member (50 Units).

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

Distributions to the Other Members for the three months ended March 31, 2015 and 2014 are as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2015	2014
Distributions declared	$445	$306
Weighted average number of Units outstanding	1,618,296	1,114,445
Weighted average distributions per Unit	$0.27	$0.27

10. Fair value measurements:

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Fair value measurements: - (continued)

At March 31, 2015 and December 31, 2014, only the Company’s warrants were measured on a recurring basis. During the first quarter of 2015, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired notes receivable. The Company had not recorded any nonrecurring fair value adjustments prior to the first quarter of 2015.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the volatility of respective similar publicly traded companies, a risk free interest rate for the term(s) of the warrant exercise(s), and the respective exercise prices and number of warrants. As of March 31, 2015 and December 31, 2014, the calculated fair value of the Fund’s warrant portfolio totaled $578 thousand and $566 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2013	$607
Fair value of new warrants, recorded during the period (included as a discount on notes receivable)	93
Net exercise of warrants	(5)
Unrealized loss on warrants, net recorded during the year	(129)
Balance at December 31, 2014	566
Fair value of new warrants, recorded during the period (included as a discount on notes receivable)	12
Balance at March 31, 2015	$578

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. During the first quarter of 2015, the Company had recorded fair value adjustments totaling $51 thousand relative to three impaired notes. The Company had no fair value adjustments relative to impaired notes receivable prior to the current year period.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Fair value measurements: - (continued)

The fair value adjustments recorded in 2015 were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at March 31, 2015 (in thousands):

	March 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable	$117	$—	$—	$117

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and nonrecurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2015 and December 31, 2014:

March 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	5.02
			Risk-free interest rate	1.37%
			Annualized volatility	100%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$13,700 – $53,600
			Condition of collateral (equipment)	Poor to Average

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	5.20
			Risk-free interest rate	1.68%
			Annualized volatility	100%

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Fair value measurements: - (continued)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,539	$4,539	$—	$—	$4,539
Notes receivable, net	5,637	—	—	5,629	5,629
Investment in securities	229	—	—	229	229
Warrants	578	—	—	578	578

	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,924	$4,924	$—	$—	$4,924
Notes receivable, net	5,845	—	—	5,828	5,828
Investment in securities	229	—	—	229	229
Warrants	566	—	—	566	566

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

The Company conducted a public offering of 7,500,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of November 14, 2012, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal to not less than $3.75 million in gross proceeds. Total contributions to the Fund exceeded $3.75 million on March 13, 2013, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on August 20, 2014.

As of March 31, 2015, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,618,296 Units were issued and outstanding.

Results of Operations

The three months ended March 31, 2015 versus the three months ended March 31, 2014

The Company reported net losses of $70 thousand and $181 thousand for the three months ended March 31, 2015 and 2014, respectively. Results for the first quarter of 2015 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2015 increased by $179 thousand as compared to the prior year period. The growth in total revenues was largely due to the absence of unrealized losses on fair valuation of warrants during the current year period coupled with an increase in interest income on notes receivable.

The absence of unrealized losses during the current year period increased total revenues by $134 thousand when compared to the prior year period. Such amount was recorded as unrealized losses during the prior year period relative to the revaluation of certain warrant positions in the Fund’s portfolio. Interest income on notes receivables, including accretion of net note origination costs and discounts, increased as a result of operating revenues derived from an approximate $3.8 million of notes receivable funded since March 31, 2014.

Expenses

Total expenses for the first quarter of 2015 increased by $68 thousand as compared to the prior year period. Such increase was largely due to a loss provision recorded during the current year period and an increase in costs reimbursed to affiliates. Such increases in expenses were partially offset by a reduction in acquisition expense.

During the first quarter of 2015, the Company recorded fair value adjustments totaling $51 thousand relative to three impaired notes receivable. There were no such fair value adjustments prior to the current year quarter. Cost reimbursed to affiliates increased by $19 thousand primarily due to higher allocated costs consistent with the Fund’s expanded operations.

Partially offsetting the aforementioned increases in expenses was a $16 thousand decrease in acquisition expense. The decrease in acquisition expense was largely due to the reassignment of such costs to certain affiliate funding activities.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $4.5 million and $4.9 million at March 31, 2015 and December 31, 2014, respectively. The liquidity of the Company varies, increasing to the extent cash flows from subscriptions and its portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments. The Fund will acquire its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(54)	$(26)
Investing activities	163	(463)
Financing activities	(494)	1,345
Net (decrease) increase in cash and cash equivalents	$(385)	$856

The three months ended March 31, 2015 versus the three months ended March 31, 2014

During the first quarter of 2015, the Company’s primary source of liquidity was cash flow from its investments in notes receivable. By comparison, during the prior year period, the Company’s primary source of liquidity had been subscription proceeds from the public offering of Units coupled with cash flow from the notes receivable. Capital contributions received during the first quarter of 2014 totaled $1.9 million. The Fund’s offering was terminated as of August 20, 2014.

During the first quarters of 2015 and 2014, the primary uses of cash were to fund investments in notes receivable and to pay distributions. Investments in notes receivable funded during the respective first quarters of 2015 and 2014 totaled $529 thousand and $753 thousand; while distributions paid totaled $494 thousand and $306 thousand. In addition, during the prior year period, cash totaling $282 thousand was used to pay commissions and syndication costs associated with the offering.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through March 31, 2015.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2015, and paid through March 31, 2015. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2015 (in thousands):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 – Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 – Nov 2013	Jan – Dec 2013	866		—		866		1.57	551,608
Dec 2013 – Nov 2014	Jan – Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 – Feb 2015	Jan – Mar 2015	445		—		445		0.27	1,618,296
		$2,766		$—		$2,766		$3.35
Source of distributions
Lease and loan payments/payoffs		$2,766	100.00%	$—	0.00%	$2,766	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$2,766	100.00%	$—	0.00%	$2,766	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 46 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from November 14 (date the escrow requirement was met) to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, and December 1, 2014 to February 28, 2015, respectively

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2015, there were commitments to fund investments in notes receivable totaling $3.3 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the Company’s critical accounting policies since December 31, 2014.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: August 20, 2012; File Number: 333-178629
(2)	Offering commenced: August 20, 2012
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of March 31, 2015 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	7,500,000	$75,000,000	1,618,246	$16,182
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

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

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class
of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Investment in notes receivable	$62	$10,144	$10,206
Distributions paid	261	2,321	2,582
Other expenses	967	—	967
	$1,290	$12,465	$13,755

(10)  Net offering proceeds to the issuer after total expenses in item 9:                                                 $      —

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

Date: May 14, 2015

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