Form 10-Q
period 2015-09-30
ATEL Growth Capital Fund 8, LLC
filed 2015-11-12
CIK 1537069

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2015

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

The number of Limited Liability Company Units outstanding as of October 31, 2015 was 1,618,296 Units.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(in thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,613	$4,924
Accounts receivable	4	—
Notes receivable, net	5,694	5,845
Investment in securities	289	229
Fair value of warrants	825	566
Due from affiliates	—	35
Prepaid expenses and other assets	19	9
Total assets	$10,444	$11,608
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$30	$28
Affiliates	39	—
Accrued distributions to Other Members	250	250
Other	2	—
Total liabilities	321	278
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	10,123	11,330
Total Members’ capital	10,123	11,330
Total liabilities and Members’ capital	$10,444	$11,608

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014

(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$195	$235	$594	$604
Gain on early termination of notes receivable	76	—	76	14
Gain on sales or dispositions of investment in securities	—	9	9	55
Unrealized gain (loss) on fair valuation of warrants	156	(47)	247	(192)
Other	14	14	36	39
Total revenues	441	211	962	520
Expenses:
Acquisition expense	71	78	238	293
Cost reimbursements to affiliates	46	50	145	126
Provision for credit losses	46	—	97	—
Asset management fees to Managing Member	22	17	59	46
Professional fees	18	14	64	59
Outside services	6	5	23	25
Taxes on income and franchise fees	(1)	—	6	2
Bank charges	3	4	9	10
Printing and photocopying	5	2	10	6
Other	17	13	35	22
Total expenses	233	183	686	589
Net income (loss)	$208	$28	$276	$(69)
Net income (loss):
Managing Member	$49	$47	$148	$122
Other Members	159	(19)	128	(191)
	$208	$28	$276	$(69)
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.10	$(0.01)	$0.08	$(0.14)
Weighted average number of Units outstanding	1,618,296	1,541,675	1,618,296	1,331,000

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2015

(in thousands except units and per unit data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2013	1,021,531	$7,032	$—	$7,032
Capital contributions	596,765	5,967	—	5,967
Less selling commissions to affiliates	—	(537)	—	(537)
Syndication costs	—	527	—	527
Distributions to Other Members ($1.10 per Unit)	—	(1,542)	—	(1,542)
Distributions to Managing Member	—	—	(171)	(171)
Net (loss) income	—	(117)	171	54
Balance December 31, 2014	1,618,296	11,330	—	11,330
Distributions to Other Members ($0.82 per Unit)	—	(1,335)	—	(1,335)
Distributions to Managing Member	—	—	(148)	(148)
Net income	—	128	148	276
Balance September 30, 2015 (Unaudited)	1,618,296	$10,123	$—	$10,123

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014

(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating activities:
Net income (loss)	$208	$28	$276	$(69)
Adjustment to reconcile net income (loss) to cash provided by (used in) operating activities:
Accretion of note discount – warrants	(22)	(21)	(64)	(51)
Amortization of net note origination costs	5	7	16	21
Gain on early termination of notes receivable	(76)	—	(76)	(14)
Gain on sales or dispositions of investment in securities	—	(9)	(9)	(55)
Provision for credit losses	46	—	97	—
Unrealized (gain) loss on fair valuation of warrants	(156)	47	(247)	192
Changes in operating assets and liabilities:
Accounts receivable	(4)	—	(4)	6
Due from affiliates	107	—	74	—
Prepaid expenses and other assets	8	(2)	(10)	(14)
Accounts payable, Managing Member	2	—	2	—
Accounts payable, other	—	(58)	2	(22)
Due to affiliates	—	(15)	—	1
Unearned fee income related to notes receivable	(9)	(12)	(14)	7
Net cash provided by (used in) operating activities	109	(35)	43	2
Investing activities:
Advance payments	—	(1)	—	(109)
Purchase of securities	—	—	(60)	(229)
Proceeds from early termination of notes receivable	593	—	593	260
Proceeds from sales or dispositions of investment in securities	—	9	9	60
Payments of note origination costs	(11)	(1)	(14)	(34)
Note receivable and warrants advances	(1,604)	(100)	(2,793)	(4,030)
Principal payments received on notes receivable	914	669	2,394	1,746
Net cash (used in) provided by investing activities	(108)	576	129	(2,336)
Financing activities:
Selling commissions to affiliates	—	(163)	—	(537)
Syndication costs paid to Managing Member and affiliates	—	(109)	—	(358)
Distributions to Other Members	(445)	(399)	(1,335)	(1,012)
Distributions to Managing Member	(49)	(44)	(148)	(112)
Capital contributions	—	1,813	—	5,967
Net cash (used in) provided by financing activities	(494)	1,098	(1,483)	3,948
Net (decrease) increase in cash and cash equivalents	(493)	1,639	(1,311)	1,614
Cash and cash equivalents at beginning of period	4,106	3,082	4,924	3,107
Cash and cash equivalents at end of period	$3,613	$4,721	$3,613	$4,721
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$5	$3
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$250	$244	$250	$244
Distributions payable to Managing Member at period-end	$28	$27	$28	$27

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

Through September 30, 2015, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of September 30, 2015, a total of 1,618,296 Units were issued and outstanding.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Purchased securities

Purchased securities (primarily preferred stocks) are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies: - (continued)

by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. The Company made its initial investment in equity securities during the first quarter of 2014. As of September 30, 2015 and December 31, 2014, investments in equity securities totaled $289 thousand and $229 thousand, respectively. There were no sales or dispositions of securities during the three and nine months ended September 30, 2015 and 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At September 30, 2015 and December 31, 2014, the Managing Member estimated the fair value of warrants to be $825 thousand and $566 thousand, respectively. During the three and nine months ended September 30, 2015, the company recorded unrealized gains of $156 thousand and $247 thousand on fair valuation of its warrants, respectively. By comparison, during the three and nine months ended September 30, 2014, the Company recorded unrealized losses of $47 thousand and $192 thousand, respectively, on the fair valuation of its warrants. The Company also realized $9 thousand of gains on the net exercise of certain warrants during the nine-month period ended September 30, 2015, all of which were recorded prior to the third quarter of 2015. Such realized gains totaled $9 thousand and $55 thousand for the three- and nine-month periods ended September 30, 2014, respectively. See Note 10 for further discussion.

Per Unit data:

Net income (loss) per Unit is based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies: - (continued)

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s financial statements or related disclosures.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of September 30, 2015, the terms of the notes receivable are from 24 to 42 months and bear interest at implicit or stated rates ranging from 11.26% to 18.00% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2015 through 2018.

The Company had three notes receivable which were on non-accrual status as of September 30, 2015 and December 31, 2014. The notes were originally placed on non-accrual status effective December 1, 2014. As of December 31, 2014, these notes had net recorded investment of $40 thousand, $79 thousand and $53 thousand, respectively, and rates ranging from 11.54% to 11.73%. During the first quarter of 2015, management continued to deem the notes impaired and recorded combined fair value adjustments totaling $51 thousand. Additional fair value adjustments were recorded during the third quarter of 2015 totaling a combined $46 thousand which brought the nine-month total to $97 thousand. By comparison, there were no fair value adjustments during the three and nine months ended September 30, 2014. As of September 30, 2015 the fair values of such notes were $15 thousand, $29 thousand and $16 thousand, respectively, before accretion of net note origination costs and discounts.

Effective January 1, 2015, the notes were modified to defer the repayment of principal while maintaining interest-only payments at their original rates through June 30, 2015. During the second quarter of 2015, an additional modification was made to the notes which extended the interest only payments through October 31, 2015. As of November 1, 2015, the entire balance outstanding on these notes will be due. The payments will be adjusted such that the ultimate amounts paid will reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on these nonaccrual notes have been fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes approximated $13 thousand from December 2014 to September 2015.

As of September 30, 2015, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2015	$1,190
Year ending December 31, 2016	3,419
2017	1,627
2018	459
6,695
Less: portion representing unearned interest income, net	(904)
Less: allowance for credit losses	(97)
Notes receivable, net	$5,694

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for Doubtful Accounts – Notes Receivable	Valuation Adjustments – Notes Receivable	Total Allowance for Credit Losses
Balance December 31, 2013	$—	$—	$—
Provision for credit losses	—	—	—
Balance December 31, 2014	—	—	—
Provision for credit losses	—	97	97
Balance September 30, 2015	$—	$97	$97

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

The Company’s allowance for credit losses and its recorded investment in notes receivable as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

September 30, 2015	Notes Receivable
Allowance for credit losses:
Ending balance	$97
Ending balance: individually evaluated for impairment	$97
Ending balance: collectively evaluated for impairment	$—
Ending balance: loans acquired with deteriorated credit quality	$—
Financing receivables:
Ending balance	$5,791
Ending balance: individually evaluated for impairment	$5,791
Ending balance: collectively evaluated for impairment	$—
Ending balance: loans acquired with deteriorated credit quality	$—

December 31, 2014	Notes Receivable
Allowance for credit losses:
Ending balance	$—
Ending balance: individually evaluated for impairment	$—
Ending balance: collectively evaluated for impairment	$—
Ending balance: loans acquired with deteriorated credit quality	$—
Financing receivables:
Ending balance	$5,845
Ending balance: individually evaluated for impairment	$5,845
Ending balance: collectively evaluated for impairment	$—
Ending balance: loans acquired with deteriorated credit quality	$—

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

At September 30, 2015 and December 31, 2014, the Company’s notes receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	September 30, 2015	December 31, 2014
Pass	$4,634	$4,134
Special mention	1,002	1,711
Substandard	155	—
Doubtful	—	—
Total	$5,791	$5,845

As of September 30, 2015, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	155	157	97	162	—
Total	$155	$157	$97	$162	$—

At September 30, 2015 and December 31, 2014, investment in financing receivables is aged as follows (in thousands):

September 30, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$5,791	$5,791	$—
Total	$—	$—	$—	$—	$5,791	$5,791	$—

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$5,845	$5,845	$—
Total	$—	$—	$—	$—	$5,845	$5,845	$—

As of September 30, 2015 and December 31, 2014, the Company had three notes receivable which were on non-accrual status (See Note 3 for details).

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

During the three and nine months ended September 30, 2015 and 2014, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital	$—	$163	$—	$537
Administrative costs reimbursed to Managing Member and/or affiliates	46	50	145	126
Asset management fees to Managing Member	22	17	59	46
Acquisition costs and note origination fees paid to Managing Member	82	79	252	327
	$150	$309	$456	$1,036

6. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. There were no syndication costs during the current year three- and nine-month periods as such efforts and related costs ceased upon the termination of the Fund’s offering on August 20, 2014. By comparison, syndication costs totaled $163 thousand and $537 thousand for the respective three and nine months ended September 30, 2014.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Commitments:

At September 30, 2015, there were commitments to fund investments in notes receivable totaling $2.1 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

9. Members’ Capital:

A total of 1,618,296 Units were issued and outstanding as of September 30, 2015 and December 31, 2014. The Fund is authorized to issue up to 7,500,000 Units in addition to the Units issued to the initial Member (50 Units).

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

Distributions to the Other Members for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Distributions declared	$445	$424	$1,335	$1,097
Weighted average number of Units outstanding	1,618,296	1,541,675	1,618,296	1,331,000
Weighted average distributions per Unit	$0.27	$0.28	$0.82	$0.82

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

At September 30, 2015 and December 31, 2014, only the Company’s warrants were measured on a recurring basis. In addition, during the first nine months of 2015, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired notes receivable The Company had not recorded any nonrecurring fair value adjustments prior to the first quarter of 2015.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the volatility of respective similar publicly traded companies, a risk free interest rate for the term(s) of the warrant exercise(s), and the respective exercise prices and number of warrants. As of September 30, 2015 and December 31, 2014, the calculated fair value of the Fund’s warrant portfolio totaled $825 thousand and $566 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Fair value measurements: - (continued)

The following reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2013	$607
Fair value of new warrants, recorded during the period (included as a discount on notes receivable)	93
Net exercise of warrants	(5)
Unrealized loss on warrants, net recorded during the year	(129)
Balance at December 31, 2014	566
Fair value of new warrants, recorded during the period (included as a discount on notes receivable)	12
Unrealized gain on warrants, net recorded during the period	247
Balance at September 30, 2015	$825

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

During the first nine months of 2015, the Company had recorded fair value adjustments totaling $97 thousand relative to three impaired notes. Of such amount, a total of $46 thousand was recorded during the third quarter of 2015. By comparison, the Company had no fair value adjustments relative to impaired notes receivable during the first nine months of 2014.

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

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2015 (in thousands):

	September 30, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable	$60	$—	$—	$60

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and nonrecurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2015 and December 31, 2014:

September 30, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.15 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	5.24 – 9.91
			Risk-free interest rate	1.42% – 2.05%
			Annualized volatility	100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$0 – $25,522
			Condition of collateral (equipment)	Poor to Average

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	4.50 – 9.35
			Risk-free interest rate	1.51% – 2.13%
			Annualized volatility	100.00%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,613	$3,613	$—	$—	$3,613
Notes receivable, net	5,694	—	—	5,689	5,689
Investment in securities	289	—	—	289	289
Warrants	825	—	—	825	825

	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,924	$4,924	$—	$—	$4,924
Notes receivable, net	5,845	—	—	5,828	5,828
Investment in securities	229	—	—	229	229
Warrants	566	—	—	566	566

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

Through September 30, 2015, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of September 30, 2015, a total of 1,618,296 Units were issued and outstanding.

Results of Operations

The three months ended September 30, 2015 versus the three months ended September 30, 2014

The Company reported net income of $208 thousand and $28 thousand for the three months ended September 30, 2015 and 2014, respectively. Results for the third quarter of 2015 reflect an increase in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2015 increased by $230 thousand, or 109%, as compared to the prior year period. The growth in total revenues was largely due to a favorable change in unrealized gains or losses recorded on the Fund’s portfolio of warrants and a gain recognized on the early termination of notes receivable offset, in part, by a reduction in notes receivable interest income.

The favorable change in unrealized gains or losses recorded on the Fund’s portfolio of warrants totaled $203 thousand and was attributable to the required periodic valuation of the warrants in the Company’s portfolio of investments. The gain on the early termination of notes receivable totaled $76 thousand and was a result of certain notes that were retired before their scheduled maturity during the current quarter. There were no such early termination of notes during the prior year period.

Partially offsetting the aforementioned increases in revenues was a $40 thousand decrease in notes receivable interest income. Such decrease was attributable to the scheduled run-off of the portfolio and the aforementioned early termination of certain notes.

Expenses

Total expenses for the third quarter of 2015 increased by $50 thousand, or 27%, as compared to the prior year period. Such increase was mainly a result of a $46 thousand loss provision which reflects fair value adjustments recorded during the current year third quarter, further reducing the fair values of three notes receivable originally deemed impaired during the first quarter of 2015. There were no such adjustments during the prior year period.

The nine months ended September 30, 2015 versus the nine months ended September 30, 2014

The Company reported net income of $276 thousand and a net loss of $69 thousand for the nine months ended September 30, 2015 and 2014, respectively. Results for the first nine months of 2015 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2015 increased by $442 thousand, or 85%, as compared to the prior year period. The growth in total revenues was largely due to a favorable change in unrealized gains or losses recorded on the Fund’s portfolio of warrants and an increase in gain on the early termination of notes receivable offset, in part, by a decline in gain recognized on sales or depositions of investment in securities.

The favorable change in unrealized gains or losses recorded on the Fund’s portfolio of warrants totaled $439 thousand and was attributable to the required periodic valuation of the warrants in the Company’s portfolio of investments. Gain recognized on the early termination of notes receivable was higher by $62 thousand primarily due to an increase in the number of notes retired before their scheduled maturity.

Partially offsetting the aforementioned increases in revenues was a $46 thousand decrease in gain on sales or dispositions of investment in securities. Such decrease represents a $55 thousand prior year period gain on the net exercise of certain warrants less $9 thousand of holdback proceeds recognized as additional gain on the same warrants during the current year period.

Expenses

Total expenses for the first nine months of 2015 increased by $97 thousand, or 16%, as compared to the prior year period. The significant changes comprising such increase was a loss provision recorded during the current year period and an increase in costs reimbursed to the Manager partially offset by a reduction in acquisition expenses.

The loss provision during the current year nine-month period totaled $97 thousand and reflects fair value adjustments recorded during both the first and third quarters to reduce the fair value of three impaired notes receivable. There were no such fair value adjustments during the prior year period. Costs reimbursed to affiliates increased by $19 thousand primarily due to higher allocated costs consistent with the Fund’s expanded operations.

Partially offsetting the aforementioned increases in expenses was a $55 thousand decrease in acquisition expense. Such decrease was primarily attributable to the decline in year-to-date venture funding activity.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $3.6 million and $4.9 million at September 30, 2015 and December 31, 2014, respectively. The liquidity of the Company varies, increasing to the extent cash flows from subscriptions and its portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments.

The Fund will acquire its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net cash provided by (used in):
Operating activities	$109	$(35)	$43	$2
Investing activities	(108)	576	129	(2,336)
Financing activities	(494)	1,098	(1,483)	3,948
Net (decrease) increase in cash and cash equivalents	$(493)	$1,639	$(1,311)	$1,614

The three months ended September 30, 2015 versus the three months ended September 30, 2014

During the three months ended September 30, 2015, the Company’s primary source of liquidity was cash flow from its investments in notes receivable. In addition, the Company realized $593 thousand of proceeds from the early termination of notes receivable during the current year third quarter. By comparison, during the prior year period, the Company’s primary source of liquidity had been subscription proceeds from the public offering of Units coupled with cash flow from the notes receivable. Capital contributions received during the three months ended September 30, 2014 totaled $1.8 million. The Fund’s offering was terminated as of August 20, 2014.

During the same respective periods, the primary uses of cash were to fund investments in notes receivable and to pay distributions. Investments in notes receivable funded during the respective three months ended September 30, 2015 and 2014 totaled $1.6 million and $100 thousand; while distributions paid to both Other Members and the Managing Member totaled $494 thousand and $443 thousand, respectively. In addition, during the prior year period, cash totaling $272 thousand was used to pay commissions and syndication costs associated with the offering.

The nine months ended September 30, 2015 versus the nine months September 30, 2014

During the nine months ended September 30, 2015, the Company’s primary source of liquidity was cash flow from its investments in notes receivable. By comparison, during the prior year period, the Company’s primary source of liquidity had been subscription proceeds from the public offering of Units coupled with cash flow from the notes receivable. Capital contributions received during the nine months ended September 30, 2014 totaled $6.0 million. In addition, the Fund realized $593 thousand and $260 thousand of proceeds from the early termination of notes receivable during the respective nine-month periods ended September 30, 2015 and 2014.

During the same respective periods, the primary uses of cash were to fund investments in notes receivable and to pay distributions. Investments in notes receivable funded during the respective nine months ended September 30, 2015 and 2014 totaled $2.8 million and $4.0 million; while distributions paid to both Other Members and the Managing Member totaled $1.5 million and $1.1 million, respectively. In addition, during the prior year period, cash totaling $895 thousand was used to pay commissions and syndication costs associated with the offering.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through September 30, 2015.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2015, and paid through September 30, 2015. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2015 (in thousands):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 – Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 – Nov 2013	Jan – Dec 2013	866		—		866		1.57	551,608
Dec 2013 – Nov 2014	Jan – Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 – Aug 2015	Jan – Sept 2015	1,335		—		1,335		0.82	1,618,296
		$3,656		$—		$3,656		$3.90
Source of distributions
Lease and loan payments/payoffs		$3,656	100.00%	$—	0.00%	$3,656	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$3,656	100.00%	$—	0.00%	$3,656	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 46 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from November 14 (date the escrow requirement was met) to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, and December 1, 2014 to August 31, 2015, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2015, there were commitments to fund investments in notes receivable totaling $2.1 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in

August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s financial statements or related disclosures.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: August 20, 2012; File Number: 333-178629
(2)	Offering commenced: August 20, 2012
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of September 30, 2015 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	7,500,000	$75,000	1,618,246	$16,182
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

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

Date: November 12, 2015

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