Form 10-K
period 2015-12-31
ATEL Growth Capital Fund 8, LLC
filed 2016-03-30
CIK 1537069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 29, 2016 was 1,618,296.

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

As of December 31, 2015, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,618,296 Units were issued and outstanding.

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

Note Receivable Activities

The Company seeks to finance assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2015 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Research & development	$4,649	34.92%
Computers	4,391	32.98%
Office equipment	969	7.28%
Manufacturing	899	6.75%
Recycling	400	3.00%
Food processing	200	1.50%
Other	1,806	13.57%
	$13,314	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Hardware & peripheral devices	$5,757	43.24%
Computer engines	2,285	17.16%
Health services	2,106	15.82%
Business services	1,454	10.92%
Clean technology	1,050	7.89%
Other	662	4.97%
	$13,314	100.00%

From inception to December 31, 2015, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Office equipment	$750	$—	$852
Recycling	400	342	137
Research & development	150	46	136
Computers	350	260	139
Other	900	546	557
	$2,550	$1,194	$1,821

For further information regarding the Company’s notes receivable as of December 31, 2015, see Note 3 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2015, a total of 410 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of December 31, 2015. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2015 valuation date. As of December 31, 2015, the value of the Company’s assets, calculated on this basis, was approximately $6.65 per Unit.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made consistently through December 2015. The rate for monthly distributions from 2015 operations was $0.092 per Unit for the period from January through December 2015. Likewise, the rate for monthly distributions from 2014 operations was $0.092 per Unit for the period from January through December 2014. The rate for each of the quarterly distributions paid in 2015 and 2014 was $0.275 per Unit.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2015, and paid through December 31, 2015. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions - Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2015 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 – Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 – Nov 2013	Jan – Dec 2013	866		—		866		1.57	551,608
Dec 2013 – Nov 2014	Jan – Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 – Nov 2015	Jan – Dec 2015	1,779		—		1,779		1.10	1,618,296
		$4,100		$—		$4,100		$4.18
Source of distributions
Lease and loan payments/payoffs		$4,100	100.00%	$—	0.00%	$4,100	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$4,100	100.00%	$—	0.00%	$4,100	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 46 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from November 14 (date the escrow requirement was met) to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, and December 1, 2014 to November 30, 2015, respectively.

Use of Proceeds from Registered Securities

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: August 20, 2012; File Number: 333-178629
(2)	Offering commenced: August 20, 2012
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of December 31, 2015 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	7,500,000	$75,000	1,618,246	$16,182
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

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

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or
their associates, to persons
owning ten percent or more of
any class of equity securities
of the issuer; and to
	affiliates of the issuer	Direct or indirect payments to others	Total
Investment in notes receivable	$62	$10,144	$10,206
Distributions paid	261	2,321	2,582
Other expenses	967	—	967
	$1,290	$12,465	$13,755
(10)	Net offering proceeds to the issuer after total expenses in item 9 (in thousands) $ —

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2015, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,618,296 Units were issued and outstanding.

Results of Operations

During 2015 and 2014, certain borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Lending Revenues
Borrower	Type of Equipment	2015	2014
Digital Ocean, Inc.	Computers	17%	16%
Tegile Systems, Inc.	Computers	15%	13%
Avogy, Inc.	Research	14%	*
Kinestral Technologies, Inc.	Research	11%	*
Xicato, Inc.	Office Equipment	*	15%
Cytomx Therapeutics, Inc.	Recycling	*	14%
*	Less than 10%

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

2015 versus 2014

The Company reported net income of $403 thousand and $54 thousand for the years ended December 31, 2015 and 2014, respectively. Results for 2015 reflect increases in both total revenues and total expenses when compared to prior year.

Revenues

Total revenues for 2015 increased by $379 thousand, or 47%, as compared to prior year. The growth in total revenues was largely due to a favorable change in unrealized gains or losses recorded on the Fund’s portfolio of warrants and increases in both gain recognized on sales or dispositions of investment in securities and in gain on the early termination of notes receivable.

The favorable change in unrealized gains or losses recorded on the Fund’s portfolio of warrants totaled $251 thousand and was attributable to the required periodic valuation of the warrants in the Company’s portfolio of investments. Gain recognized on sales or dispositions of investment in securities increased by $98 thousand largely due to the net exercise of certain warrants related to an initial public offering of one portfolio company. Further, gain recognized on the early termination of notes receivable was higher by $62 thousand primarily due to an increase in the number of notes retired before their scheduled maturity.

Partially offsetting the aforementioned increases in revenues was a $46 thousand decrease in gain on sales or dispositions of investment in securities. Such decrease represents a $55 thousand prior year period gain on the net exercise of certain warrants less $9 thousand of holdback proceeds recognized as additional gain on the same warrants during the current year period.

Expenses

Total expenses for 2015 increased by $30 thousand, or 4%, as compared to prior year. Such increase was comprised of a $97 thousand loss provision recorded during the year and $51 thousand of increases in various other expenses partially offset by a $114 thousand reduction in acquisition expense.

The aforementioned increase in loss provision reflects fair value adjustments recorded during both the first and third quarters to reduce the fair value of three impaired notes receivable. There were no such fair value adjustments during the prior year.

The decrease in acquisition expense was primarily attributable to the decline in year-to-date venture funding activity.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $3.0 million and $4.9 million at December 31, 2015 and 2014, respectively. The liquidity of the Company varies, increasing to the extent cash flows from subscriptions and its portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments.

The Fund acquires its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2015	2014
Net cash (used in) provided by:
Operating activities	$(11)	$6
Investing activities	82	(1,648)
Financing activities	(1,977)	3,459
Net (decrease) increase in cash and cash equivalents	$(1,906)	$1,817

2015 versus 2014

During 2015, the Company’s primary source of liquidity was cash flow from its investments in notes receivable. By comparison, during the prior year, the Company’s primary source of liquidity had been subscription proceeds from the public offering of Units through August 20, 2014 (the offering termination date) coupled with cash flow from notes receivable. Capital contributions received during 2014 through the offering termination date totaled $6.0 million. In addition, the Fund realized $593 thousand and $260 thousand of proceeds from the early termination of notes receivable during 2015 and 2014, respectively.

During the same comparative years, the primary uses of cash were to fund investments in notes receivable and to pay distributions. Investments in notes receivable funded during 2015 and 2014 totaled $3.7 million and $4.0 million, respectively; while distributions paid to both Other Members and the Managing Member totaled $2.0 million and $1.6 million, respectively. In addition, during the prior year, cash totaling $895 thousand was used to pay commissions and syndication costs associated with the offering.

Commitments

At December 31, 2015, there were commitments to fund investments in notes receivable approximating $2.2 million. This amount represents contract awards which may be canceled by the prospective borrower or may not be accepted by the Company.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 28.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Growth Capital Fund 8, LLC

We have audited the accompanying balance sheets of ATEL Growth Capital Fund 8, LLC, (the “Company”) as of December 31, 2015 and 2014, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Growth Capital Fund 8, LLC as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 29, 2016

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

DECEMBER 31, 2015 AND 2014
(In Thousands)

	2015	2014
ASSETS
Cash and cash equivalents	$3,018	$4,924
Accounts receivable	3	—
Notes receivable, net	5,722	5,845
Investment in securities	433	229
Fair value of warrants	722	566
Due from affiliates	134	35
Prepaid expenses and other assets	4	9
Total assets	$10,036	$11,608
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$28	$28
Accrued distributions to Other Members	250	250
Other	2	—
Total liabilities	280	278
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	9,756	11,330
Total Members’ capital	9,756	11,330
Total liabilities and Members’ capital	$10,036	$11,608

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)

	2015	2014
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$791	$816
Gain on early termination of notes receivable	76	14
Gain on sales or dispositions of investment in securities	153	55
Unrealized gain (loss) on fair valuation of warrants	122	(129)
Other	44	51
Total revenues	1,186	807
Expenses:
Acquisition expense	231	345
Cost reimbursements to affiliates	183	179
Provision for credit losses	97	—
Asset management fees to Managing Member	79	64
Professional fees	87	73
Outside services	30	33
Taxes on income and franchise fees	7	2
Bank charges	12	13
Printing and photocopying	14	8
Other	43	36
Total expenses	783	753
Net income	$403	$54
Net income (loss):
Managing Member	$198	$171
Other Members	205	(117)
	$403	$54
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.13	$(0.08)
Weighted average number of Units outstanding	1,618,296	1,403,414

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2013	1,021,531	$7,032	$—	$7,032
Capital contributions	596,765	5,967	—	5,967
Less selling commissions to affiliates	—	(537)	—	(537)
Syndication costs	—	527	—	527
Distributions to Other Members ($1.10 per Unit)	—	(1,542)	—	(1,542)
Distributions to Managing Member	—	—	(171)	(171)
Net (loss) income	—	(117)	171	54
Balance December 31, 2014	1,618,296	11,330	—	11,330
Distributions to Other Members ($1.10 per Unit)	—	(1,779)	—	(1,779)
Distributions to Managing Member	—	—	(198)	(198)
Net income	—	205	198	403
Balance December 31, 2015	1,618,296	$9,756	$—	$9,756

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands)

	2015	2014
Operating activities:
Net income	$403	$54
Adjustment to reconcile net income to cash (used in) provided by operating activities:
Accretion of note discount – warrants	(77)	(72)
Amortization of net note origination costs	22	28
Gain on early termination of notes receivable	(76)	(14)
Gain on sales or dispositions of investment in securities	(153)	(55)
Provision for credit losses	97	—
Unrealized (gain) loss on fair valuation of warrants	(122)	129
Changes in operating assets and liabilities:
Accounts receivable	(3)	6
Due from affiliates	(99)	(39)
Prepaid expenses and other assets	5	(4)
Accounts payable, other	2	(22)
Unearned fee income related to notes receivable	(10)	(5)
Net cash (used in) provided by operating activities	(11)	6
Investing activities:
Advance payments	18	(109)
Purchase of securities	(60)	(229)
Proceeds from early termination of notes receivable	593	260
Proceeds from sales or dispositions of investment in securities	9	60
Payments of note origination costs	(19)	(34)
Note receivable and warrants advances	(3,699)	(4,030)
Principal payments received on notes receivable	3,240	2,434
Net cash provided by (used in) investing activities	82	(1,648)
Financing activities:
Selling commissions to affiliates	—	(537)
Syndication costs paid to Managing Member and affiliates	—	(358)
Distributions to Other Members	(1,779)	(1,452)
Distributions to Managing Member	(198)	(161)
Capital contributions	—	5,967
Net cash (used in) provided by financing activities	(1,977)	3,459
Net (decrease) increase in cash and cash equivalents	(1,906)	1,817
Cash and cash equivalents at beginning of year	4,924	3,107
Cash and cash equivalents at end of year	$3,018	$4,924
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$5	$3
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$250	$250
Distributions payable to Managing Member at year-end	$28	$28
Securities acquired through net exercise of warrants	$144	$—

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

As of December 31, 2015, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,618,296 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2015 and 2014, and the related statements of income, changes in members’ capital and cash flows for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2015, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Purchased securities

Purchased securities (primarily preferred stocks) are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. The Company made its initial investment in equity securities during the first quarter of 2014. As of December 31, 2015 and 2014, investments in equity securities totaled $433 thousand and $229 thousand, respectively. There were no sales or dispositions of securities during 2015 and 2014.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At December 31, 2015 and 2014, the Managing Member estimated the fair value of warrants to be $722 thousand and $566 thousand, respectively. During 2015, the Company recorded unrealized gains of $122 thousand on fair valuation of its warrants. By comparison, during 2014, the Company recorded unrealized losses of $129 thousand relative to the fair valuation of its warrants. The Company also realized gains on the net exercise of warrants totaling $153 thousand and $55 thousand during 2015 and 2014, respectively. See Note 10 for further discussion.

Advance payments:

Note payments received prior to their due date are recorded as advance payments. The payments are applied against the note receivable when they become due.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2015 and 2014, the related provision for state income taxes was approximately $7 thousand and $2 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2015 and 2014 as follows (in thousands):

	2015	2014
Financial statement basis of net assets	$9,756	$11,330
Tax basis of net assets (unaudited)	11,985	13,746
Difference	$(2,229)	$(2,416)

The primary difference between the tax bases of net assets and the amounts recorded in the financial statements is the result of the difference in accounting for syndication costs used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Net income per financial statements	$403	$54
Tax adjustments (unaudited):
Adjustments to gain on sales of assets	—	5
Other	(302)	20
Income per federal tax return (unaudited)	$101	$79

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 24 to 42 months and bear interest at implicit or stated rates ranging from 11.25% to 18.00% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2016 through 2019.

The Company had three notes receivable which were on non-accrual status as of December 31, 2015 and 2014. The notes were originally placed on non-accrual status effective December 1, 2014. As of December 31, 2014, these notes had net recorded investment of $40 thousand, $79 thousand and $53 thousand, respectively, and rates ranging from 11.54% to 11.73%. During 2015, management continued to deem the notes impaired and recorded combined fair value adjustments totaling $97 thousand. There were no such fair value adjustments during 2014. As of December 31, 2015, the fair values of such notes were $14 thousand, $26 thousand and $15 thousand, respectively, before accretion of net note origination costs and discounts.

Effective January 1, 2015, the notes were modified to defer the repayment of principal while maintaining interest-only payments at their original rates through June 30, 2015. During the second quarter of 2015, additional modifications were made which extended the interest only payments through October 31, 2015. Such date was further extended during the fourth quarter of 2015 to June 30, 2016. The entire balance outstanding on these notes is expected to be paid on July 1, 2016. The payments will be adjusted such that the ultimate amounts paid will reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on these non-accrual notes have been fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes approximated $15 thousand from December 2014 to December 2015.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net: - (continued)

As of December 31, 2015, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2016	$3,996
2017	1,975
2018	792
2019	22
6,785
Less: portion representing unearned interest income, net	(948)
Less: advance payments	(18)
Less: allowance for credit losses	(97)
Notes receivable, net	$5,722

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for Doubtful Accounts – Notes Receivable	Valuation Adjustments – Notes Receivable	Total Allowance for Credit Losses
Balance December 31, 2013	$—	$—	$—
Provision for credit losses	—	—	—
Balance December 31, 2014	—	—	—
Provision for credit losses	—	97	97
Balance December 31, 2015	$—	$97	$97

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

Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

4. Allowance for credit losses: - (continued)

impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

The Company’s allowance for credit losses and its recorded investment in notes receivable as of December 31, 2015 and 2014 were as follows (in thousands):

December 31, 2015	Notes Receivable
Allowance for credit losses:
Ending balance	$97
Ending balance: individually evaluated for impairment	$97
Ending balance: collectively evaluated for impairment	$—
Ending balance: loans acquired with deteriorated credit quality	$—
Financing receivables:
Ending balance	$5,819
Ending balance: individually evaluated for impairment	$5,819
Ending balance: collectively evaluated for impairment	$—
Ending balance: loans acquired with deteriorated credit quality	$—

December 31, 2014	Notes Receivable
Allowance for credit losses:
Ending balance	$—
Ending balance: individually evaluated for impairment	$—
Ending balance: collectively evaluated for impairment	$—
Ending balance: loans acquired with deteriorated credit quality	$—
Financing receivables:
Ending balance	$5,845
Ending balance: individually evaluated for impairment	$5,845
Ending balance: collectively evaluated for impairment	$—
Ending balance: loans acquired with deteriorated credit quality	$—

The Company evaluates the credit quality of its notes receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass — Any account whose debtor, co-debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the Manager to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the Manager and the account is not considered by the Chief Credit Officer of the Manager to fall into one of the three risk profiles below.

Special Mention — Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

4. Allowance for credit losses: - (continued)

Substandard — Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the Manager’s Credit Watch List.

Doubtful — Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired notes and leases as applicable.

At December 31, 2015 and 2014, the Company’s notes receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	2015	2014
Pass	$4,657	$4,134
Special mention	1,011	1,711
Substandard	151	—
Doubtful	—	—
Total	$5,819	$5,845

As of December 31, 2015, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	151	152	97	160	—
Total	$151	$152	$97	$160	$—

At December 31, 2015 and 2014, investment in financing receivables is aged as follows (in thousands):

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$5,819	$5,819	$—
Total	$—	$—	$—	$—	$5,819	$5,819	$—

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$5,845	$5,845	$—
Total	$—	$—	$—	$—	$5,845	$5,845	$—

As of December 31, 2015 and 2014, the Company had three notes receivable which were on non-accrual status (See Note 3 for details).

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

During the years ended December 31, 2015 and 2014, the Managing Member and/or affiliates earned commissions, fees and reimbursements pursuant to the Operating Agreement as follows (in thousands):

	2015	2014
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital	$—	$537
Administrative costs reimbursed to Managing Member and/or affiliates	183	179
Asset management fees to Managing Member	79	64
Acquisition costs and note origination fees paid to Managing Member	250	379
	$512	$1,159

6. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. There were no syndication costs during 2015 as such efforts and related costs ceased upon the termination of the Fund’s offering on August 20, 2014. By comparison, syndication costs totaled $537 thousand during 2014.

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

7. Commitments:

At December 31, 2015, there were commitments to fund investments in notes receivable approximating $2.2 million. This amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

9. Members’ Capital:

A total of 1,618,296 Units were issued and outstanding at both December 31, 2015 and 2014. The Fund is authorized to issue up to 7,500,000 additional Units in addition to the Units issued to the initial Member (50 Units).

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

Distributions to the Other Members for 2015 and 2014 were as follows (in thousands, except as to Units and per Unit data):

	2015	2014
Distributions declared	$1,779	$1,542
Weighted average number of Units outstanding	1,618,296	1,403,414
Weighted average distributions per Unit	$1.10	$1.10

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

At December 31, 2015 and 2014, only the Company’s warrants were measured on a recurring basis. During 2015, the Company also recorded non-recurring adjustments to reflect the fair values of certain impaired notes receivable. There were no such adjustments during 2014.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

10. Fair value measurements: - (continued)

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the volatility of respective similar publicly traded companies, a risk free interest rate for the term(s) of the warrant exercise(s), and the respective exercise prices and number of warrants. As of December 31, 2015 and 2014, the calculated fair value of the Fund’s warrant portfolio totaled $722 thousand and $566 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2013	$607
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	93
Net exercise of warrants	(5)
Unrealized loss on warrants, net recorded during the year	(129)
Balance at December 31, 2014	566
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	34
Unrealized gain on warrants, net recorded during the year	122
Balance at December 31, 2015	$722

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan.

During 2015, the Company had recorded fair value adjustments totaling $97 thousand relative to three impaired notes. There were no such fair value adjustments during 2014.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

10. Fair value measurements: - (continued)

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2015 (in thousands):

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable	$55	$—	$—	$55

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at December 31, 2015 and 2014:

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.19 – $25.76
			Exercise price	$0.19 – $25.76
			Time to maturity (in years)	4.99 – 9.76
			Risk-free interest rate	1.76% – 2.26%
			Annualized volatility	100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$0 – $25,522
			Condition of collateral (equipment)	Poor to Average

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	4.50 – 9.35
			Risk-free interest rate	1.51% – 2.13%
			Annualized volatility	100.00%

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

10. Fair value measurements: - (continued)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,018	$3,018	$—	$—	$3,018
Notes receivable, net	5,722	—	—	5,699	5,699
Investment in securities	433	—	—	433	433
Warrants	722	—	—	722	722

	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,924	$4,924	$—	$—	$4,924
Notes receivable, net	5,845	—	—	5,828	5,828
Investment in securities	229	—	—	229	229
Warrants	566	—	—	566	566

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2015. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2015.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 65, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 62, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 57, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2015.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, AGC Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2015 and 2014 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 5 thereof, which information is hereby incorporated by reference.

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

Through December 31, 2015, $1.5 million of commissions, excluding payments for Pennsylvania commissions, has been paid to ASC. Of such amount, $1.1 million has been re-allowed to other broker/dealers.

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

See Note 5 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for amounts paid.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2015, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 5 thereof.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2015 and 2014, the Company incurred audit fees with its principal auditors totaling $80 thousand and $69 thousand, respectively.

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

Date: March 29, 2016

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of AGC Managing Member, LLC, (Managing Member)	March 29, 2016
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC Managing Member, LLC (Managing Member)	March 29, 2016
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of AGC Managing Member, LLC (Managing Member)	March 29, 2016

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.