Form 10-Q
period 2016-03-31
ATEL Growth Capital Fund 8, LLC
filed 2016-05-16
CIK 1537069

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2016

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

The number of Limited Liability Company Units outstanding as of April 30, 2016 was 1,618,296 Units.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

MARCH 31, 2016 AND DECEMBER 31, 2015

(in thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,274	$3,018
Accounts receivable	2	3
Notes receivable, net	4,870	5,722
Investment in securities	591	433
Fair value of warrants	736	722
Due from affiliates	43	134
Prepaid expenses and other assets	69	4
Total assets	$9,585	$10,036
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$27	$28
Accrued distributions to Other Members	250	250
Other	5	2
Total liabilities	282	280
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	9,303	9,756
Total Members’ capital	9,303	9,756
Total liabilities and Members’ capital	$9,585	$10,036

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
MARCH 31, 2016 AND 2015

(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$166	$200
Unrealized gain on fair valuation of warrants	14	—
Other	8	11
Total revenues	188	211
Expenses:
Acquisition expense	—	96
Cost reimbursements to affiliates	56	51
Provision for credit losses	9	51
Asset management fees to Managing Member	21	17
Professional fees	38	34
Outside services	10	12
Taxes on income and franchise fees	3	2
Bank charges	5	3
Printing and photocopying	2	2
Other	3	13
Total expenses	147	281
Net income (loss)	$41	$(70)
Net income (loss):
Managing Member	$49	$49
Other Members	(8)	(119)
	$41	$(70)
Net loss per Limited Liability Company Unit (Other Members)	$(0.00)	$(0.07)
Weighted average number of Units outstanding	1,618,296	1,618,296

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2016

(in thousands except units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2014	1,618,296	$11,330	$—	$11,330
Distributions to Other Members ($1.10 per Unit)	—	(1,779)	—	(1,779)
Distributions to Managing Member	—	—	(198)	(198)
Net income	—	205	198	403
Balance December 31, 2015	1,618,296	9,756	—	9,756
Distributions to Other Members ($0.27 per Unit)	—	(445)	—	(445)
Distributions to Managing Member	—	—	(49)	(49)
Net (loss) income	—	(8)	49	41
Balance March 31, 2016 (Unaudited)	1,618,296	$9,303	$—	$9,303

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2016 AND 2015

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$41	$(70)
Adjustment to reconcile net income (loss) to cash provided by (used in) operating activities:
Accretion of note discount – warrants	(13)	(21)
Amortization of net note origination costs	5	6
Provision for credit losses	9	51
Unrealized gain on fair valuation of warrants	(14)	—
Changes in operating assets and liabilities:
Accounts receivable	1	(8)
Due from affiliates	91	—
Prepaid expenses and other assets	(65)	(17)
Accounts payable, Managing Member	(1)	—
Accounts payable, other	3	2
Accrued liabilities, affiliates	—	6
Unearned fee income related to notes receivable	(8)	(3)
Net cash provided by (used in) by operating activities	49	(54)
Investing activities:
Advance payments	(18)	10
Purchase of securities	(158)	—
Payments of note origination costs	(1)	—
Note receivable and warrants advances	—	(529)
Principal payments received on notes receivable	878	682
Net cash provided by investing activities	701	163
Financing activities:
Distributions to Other Members	(445)	(445)
Distributions to Managing Member	(49)	(49)
Net cash used in financing activities	(494)	(494)
Net increase (decrease) in cash and cash equivalents	256	(385)
Cash and cash equivalents at beginning of period	3,018	4,924
Cash and cash equivalents at end of period	$3,274	$4,539
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$250	$250
Distributions payable to Managing Member at period-end	$28	$28

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

Through March 31, 2016, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of March 31, 2016, a total of 1,618,296 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Purchased securities

Purchased securities (primarily preferred stocks) are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of March 31, 2016 and December 31, 2015, investments in equity securities totaled $591 thousand and $433 thousand, respectively. There were no sales or dispositions of securities during the three months ended March 31, 2016 and 2015.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At March 31, 2016 and December 31, 2015, the Managing Member estimated the fair value of warrants to be $736 thousand and $722 thousand, respectively. During the three months ended March 31, 2016, the Company recorded unrealized gains of $14 thousand on fair valuation of its warrants. There were no unrealized gains or losses recorded during the prior year period. There were no exercises of warrants, net or otherwise, during the three months ended March 31, 2016 and 2015. See Note 9 for further discussion.

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income (loss) per Unit is based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from loans, which comprise the majority of the Company’s revenues.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of March 31, 2016, the terms of the notes receivable are from 24 to 42 months and bear interest at implicit or stated rates ranging from 11.25% to 18.00% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2016 through 2019.

As of March 31, 2016, the Company has six notes which were on non-accrual status, three of which were also on non-accrual status as of December 31, 2015.

The three notes which were on non-accrual status at both March 31, 2016 and December 31, 2015 were originally placed in such status as of December 1, 2014. As of December 31, 2014, these notes had net recorded investment of $40 thousand, $79 thousand and $53 thousand, respectively, with rates ranging from 11.54% to 11.73%. There were no fair value adjustments on these impaired notes until 2015 when the Company recorded combined fair value adjustments totaling $97 thousand. As of December 31, 2015, the fair values of such notes were $14 thousand, $26 thousand and $15 thousand, respectively, before accretion of net note origination costs and discounts. During the first quarter of 2016, additional combined fair value adjustments totaling $9 thousand were recorded. As of March 31, 2016, the fair values of the notes were $10 thousand, $20 thousand and $11 thousand, respectively.

Effective January 1, 2015, the notes were modified to defer the repayment of principal while maintaining interest-only payments at their original rates through June 30, 2015. During the second quarter of 2015, additional modifications were made which extended the interest-only payments through October 31, 2015. Such date was further extended during the fourth quarter of 2015 to June 30, 2016. The entire balance outstanding on these notes is expected to be paid on July 1, 2016. The payments will be adjusted such that the ultimate amounts paid will reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on these non-accrual notes have been fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes approximated $16 thousand from December 2014 to March 2016.

On February 1, 2016, the Company placed three additional notes related to one borrower on non-accrual status. As of March 31, 2016, these notes had net recorded investment of $365 thousand, $250 thousand and $228 thousand, respectively. Each of the three notes have a stated annual interest rate of 14.14%. There were no fair value adjustments related to these notes. As of March 31, 2016, a formal forbearance agreement has yet to be entered into. Payments received on these non-accrual notes have been fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes approximated $20 thousand from February 2016 to March 2016.

As of March 31, 2016, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2016	$2,905
Year ending December 31, 2017	2,018
2018	828
2019	22
5,773
Less: portion representing unearned interest income, net	(797)
Less: allowance for credit losses	(106)
Notes receivable, net	$4,870

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for Doubtful Accounts – Notes Receivable	Valuation Adjustments – Notes Receivable	Total Allowance for Credit Losses
Balance December 31, 2014	$—	$—	$—
Provision for credit losses	—	97	97
Balance December 31, 2015	—	97	97
Provision for credit losses	—	9	9
Balance March 31, 2016	$—	$106	$106

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

The Company’s allowance for credit losses and its recorded investment in notes receivable as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

March 31, 2016	Notes Receivable
Allowance for credit losses:
Ending balance	$106
Ending balance: individually evaluated for impairment	$106
Ending balance: collectively evaluated for impairment	$—
Ending balance: loans acquired with deteriorated credit quality	$—
Financing receivables:
Ending balance	$4,976
Ending balance: individually evaluated for impairment	$4,976
Ending balance: collectively evaluated for impairment	$—
Ending balance: loans acquired with deteriorated credit quality	$—

December 31, 2015	Notes Receivable
Allowance for credit losses:
Ending balance	$97
Ending balance: individually evaluated for impairment	$97
Ending balance: collectively evaluated for impairment	$—
Ending balance: loans acquired with deteriorated credit quality	$—
Financing receivables:
Ending balance	$5,819
Ending balance: individually evaluated for impairment	$5,819
Ending balance: collectively evaluated for impairment	$—
Ending balance: loans acquired with deteriorated credit quality	$—

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

At March 31, 2016 and December 31, 2015, the Company’s notes receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	March 31, 2016	December 31, 2015
Pass	$3,925	$4,657
Special mention	904	1,011
Substandard	147	151
Doubtful	—	—
Total	$4,976	$5,819

As of March 31, 2016 and December 31, 2015, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
March 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	147	147	106	147	—
Total	$147	$147	$106	$147	$—

	Impaired Loans
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	151	152	97	160	—
Total	$151	$152	$97	$160	$—

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At March 31, 2016 and December 31, 2015, investment in financing receivables is aged as follows (in thousands):

March 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$4,976	$4,976	$—
Total	$—	$—	$—	$—	$4,976	$4,976	$—

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$5,819	$5,819	$—
Total	$—	$—	$—	$—	$5,819	$5,819	$—

As of March 31, 2016, the Company has six notes which were on non-accrual status, three of which were also on non-accrual status as of December 31, 2015 (See Note 3 for details).

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

During the three months ended March 31, 2016 and 2015, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Administrative costs reimbursed to Managing Member and/or affiliates	$56	$51
Asset management fees to Managing Member	21	17
Acquisition costs and note origination fees paid to Managing Member	1	96
	$78	$164

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Commitments:

At March 31, 2016, there were commitments to fund investments in notes receivable totaling $2.2 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

8. Members’ Capital:

A total of 1,618,296 Units were issued and outstanding as of March 31, 2016 and December 31, 2015. The Fund is authorized to issue up to 7,500,000 Units in addition to the Units issued to the initial Member (50 Units).

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

Distributions to the Other Members for the three months ended March 31, 2016 and 2015 are as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2016	2015
Distributions declared	$445	$445
Weighted average number of Units outstanding	1,618,296	1,618,296
Weighted average distributions per Unit	$0.27	$0.27

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

At March 31, 2016 and December 31, 2015, only the Company’s warrants were measured on a recurring basis.

During 2015, the Company recorded non-recurring fair value adjustments to reduce the cost basis of certain impaired notes. During the first quarter of 2016, additional non-recurring adjustments were recorded to further writedown the fair values of these notes.

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

As of March 31, 2016 and December 31, 2015, the calculated fair value of the Fund’s warrant portfolio totaled $736 thousand and $722 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Fair value measurements: - (continued)

The following reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2015	$722
Unrealized gain on warrants, net recorded during the period	14
Balance at March 31, 2016	$736

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

During 2015, the Company had recorded fair value adjustments totaling $97 thousand relative to three impaired notes, of which $51 thousand were recorded during the first quarter of 2015. The fair value adjustments were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

During the first quarter of 2016, additional non-recurring adjustments totaling $9 thousand were recorded to further reduce the cost basis of these notes.

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable	$40	$—	$—	$40

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable	$55	$—	$—	$55

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2016 and December 31, 2015:

March 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.19 – $25.76
			Exercise price	$0.19 – $25.76
			Time to maturity (in years)	4.74 – 9.83
			Risk-free interest rate	1.17% – 1.77%
			Annualized volatility	100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$0 – $25,522
			Condition of collateral (equipment)	Poor to Average

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.19 – $25.76
			Exercise price	$0.19 – $25.76
			Time to maturity (in years)	4.99 – 9.76
			Risk-free interest rate	1.76% – 2.26%
			Annualized volatility	100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$0 – $25,522
			Condition of collateral (equipment)	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,274	$3,274	$—	$—	$3,274
Notes receivable, net	4,870	—	—	4,867	4,867
Investment in securities	591	—	—	591	591
Warrants	736	—	—	736	736

	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,018	$3,018	$—	$—	$3,018
Notes receivable, net	5,722	—	—	5,699	5,699
Investment in securities	433	—	—	433	433
Warrants	722	—	—	722	722

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

Through March 31, 2016, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of March 31, 2016, a total of 1,618,296 Units were issued and outstanding.

Results of Operations

The three months ended March 31, 2016 versus the three months ended March 31, 2015

The Company reported net income of $41 thousand and a net loss of $70 thousand for the three months ended March 31, 2016 and 2015, respectively. Results for the first quarter of 2016 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2016 decreased by $23 thousand, or 11%, as compared to the prior year period. The decrease in total revenues was largely due to a reduction in interest income on notes receivable offset, in part by a favorable change in unrealized gains or losses recorded on the Fund’s portfolio of warrants.

The decrease in interest income on notes receivables, including accretion of net note origination costs and discounts, totaled $34 thousand and was mainly due to the scheduled run-off of the portfolio.

The favorable change in unrealized gains or losses recorded on the Fund’s portfolio of warrants totaled $14 thousand and was attributable to the required periodic valuation of the warrants in the Company’s portfolio of investments.

Expenses

Total expenses for the first quarter of 2016 decreased by $134 thousand, or 48%, as compared to the prior year period. The decrease in total expenses was largely due to reductions in acquisition expense and the provision for credit losses.

The decrease in acquisition expense totaled $96 thousand and was primarily attributable to the absence of suitable venture funding activity during the current year period. The provision for credit losses declined by $42 thousand as the carrying value of three impaired notes receivable at March 31, 2016 more closely approximated fair value following accumulated impairment write downs during the prior year period and subsequent nine months.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $3.3 million and $3.0 million at March 31, 2016 and December 31, 2015, respectively. The liquidity of the Company varies, increasing to the extent cash flows from its portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments.

The Fund will acquire its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$49	$(54)
Investing activities	701	163
Financing activities	(494)	(494)
Net increase (decrease) in cash and cash equivalents	$256	$(385)

The three months ended March 31, 2016 versus the three months ended March 31, 2015

During the three months ended March 31, 2016 and 2015, the Company’s primary source of liquidity was cash flow from its investments in notes receivable.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $494 thousand for each three-month period. Cash was also used to purchase $158 thousand of investment securities during the first quarter of 2016 and to fund $529 thousand of investment in notes receivable during the prior year period.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through March 31, 2016.

Cash distributions were paid by the Fund to Unitholders of record as of February 29, 2016, and paid through March 31, 2016. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL Growth Capital Fund 8, LLC Prospectus dated August 20, 2012 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2016 (in thousands):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 – Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 – Nov 2013	Jan – Dec 2013	866		—		866		1.57	551,608
Dec 2013 – Nov 2014	Jan – Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 – Nov 2015	Jan – Dec 2015	1,779		—		1,779		1.10	1,618,296
Dec 2015 – Feb 2016	Jan – Mar 2016	445		—		445		0.27	1,618,296
		$4,545		$—		$4,545		$4.45
Source of distributions
Lease and loan payments/payoffs		$4,545	100.00%	$—	0.00%	$4,545	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$4,545	100.00%	$—	0.00%	$4,545	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 46 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from November 14 (date the escrow requirement was met) to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015 and December 1, 2015 to February 29, 2016, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2016, there were commitments to fund investments in notes receivable totaling $2.2 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from loans, which comprise the majority of the Company’s revenues.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the Company’s critical accounting policies since December 31, 2015.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Fund Valuation

Background to Fund Valuation

The Financial Industry Regulatory Authority (“FINRA”), in conjunction with the Securities and Exchange Commission (“SEC”) updated rules for the presentation of account statement values relative to pricing of Direct Placement Program (“DPP”) shares. Under FINRA Notice 15-02 (the “Notice”) the SEC approved amendments to NASD Rule 2340, Customer Account Statements, and FINRA rule 2310, which address a FINRA member firm’s participation in a public offering of a DPP. In summary, the amendments require a FINRA member firm to include in the account statements for customers holding DPP securities a per share value for the DPP. This per share value must be prepared by, or with the material assistance or confirmation of, a third-party valuation expert or service. The results of this valuation must be disclosed in the issuer’s reports filed under the Securities Exchange Act of 1934. A valuation in compliance with the Notice must be undertaken and published on at least an annual basis.

The effective date of the Notice was April 11, 2016.

Methodologies

Broker dealers are required to provide a per share estimated value on the customer account statements for each non-listed DPP security held by their customers. Such estimated value must have been developed in a manner reasonably designed to provide a reliable value. Two valuation methodologies have been defined by FINRA, which by such designation are presumed to be reliable.

Net Investment Methodology

The amendments to NASD Rule 2340(c)(1)(A) require “net investment” to be based on the “amount available for investment” percentage disclosed in the “Estimated Use of Proceeds” section of the issuer’s offering prospectus. In essence, such value is equal to the offering price less selling commissions, other offering and organization expenses, and capital reserves. This method may be used for up to 150 days following the second anniversary of a Fund breaking escrow.

Appraised Value Methodology

As amended, Rule NASD 2340(c)(1)(B) requires that the per share estimated value disclosed in an issuer’s most recent periodic or current report be based upon an appraisal of the assets and liabilities of the program by, or with the material assistance or confirmation of, a third- party valuation expert or service, in conformity with standard industry valuation practice as it relates to both the aforementioned assets and liabilities. No later than 150 days following the second anniversary of the issuer’s break of escrow for its minimum offering, this methodology must be used to establish the required estimated values.

Unit Valuation

The per Unit valuation estimate for ATEL GROWTH CAPITAL FUND 8, LLC has been conducted, and the results disclosed herein, in compliance with the mandates of the Notice.

For ATEL GROWTH CAPITAL FUND 8, LLC, its estimated value per Unit reflects the Manager’s estimate of current portfolio valuation of all assets and liabilities of the Fund, calculated on a per Unit basis, and as such, does not represent a market value for the Units and may not accurately reflect the value of the Fund Units to the Unit holders if held over time to Fund maturity.

In connection with any estimate of per Unit value, Unit holders and all parties are reminded that no public market for the Units exists. Additionally, in order to preserve the Fund’s pass-through status for federal income tax purposes, the Fund will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

The estimate of per Unit value does not take into account any extraordinary potential future business activity of the Fund; rather the valuation represents a snapshot view of the Fund’s portfolio as of the valuation date. In addition, the Fund does not include any analysis of the distributions that have already been paid by the Fund, nor the anticipated returns to Unit holder over the full course of the Fund life cycle, which will be dependent on many factors.

Disclosure

The estimated value per Unit reported in this Form 10-Q has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2015.

ATEL GROWTH CAPITAL FUND 8, LLC, will satisfy the disclosure requirements for providing estimated per Unit values pursuant to the Notice as follows:

1.	For the customer statements first provided after April 11, 2015, the disclosure is made in this quarterly report on Form 10-Q filed for the quarter ended March 31, 2016.
2.	For the subsequent annual disclosures of estimated per Unit values as of December 31 of 2016 and each succeeding year through the termination of the Fund, these FINRA compliant estimated per Unit values will be accomplished and included in the Fund’s annual Form 10-K filing for each year.

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the 10-K.
B.	Investments in Notes Receivable: The estimated values for Investments in Notes Receivable are assumed to approximate the reported GAAP balances.
C.	Investments in Marketable Securities: The estimated values for Marketable Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.

D.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
E.	Syndication Costs: Syndication costs for the Fund have been estimated based on 15% of gross equity raised, and are assumed to be amortized over the expected 12-year life of the Fund. The remaining unamortized portion has been added to the Fund’s balance sheet as an asset.
F.	Accrued distributions: Accrued distributions which are payable to the Unit holders have been removed from the Fund’s balance sheet liability section because they are not a liability to a third party.

ATEL GROWTH CAPITAL FUND 8, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL GROWTH CAPITAL FUND 8, LLC at December 31, 2015 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $7.46. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL GROWTH CAPITAL FUND 8, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL GROWTH CAPITAL FUND 8, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

Disclaimer

The foregoing Fund per Unit valuation has been performed solely for the purpose of providing an estimated value per Unit in accordance with a regulatory mandate, in order to provide the broker dealer and custodian community with a valuation on a reasonable and attested basis for use in assigning an estimation of a Unit holder’s account value. Any report or disclosure of such estimated per Unit valuation is to be accompanied by statements that the value does not represent an estimate of the amount a Unit holder would receive if the Unit holder were to seek to sell the Units, and that the Fund intends to liquidate its assets in the ordinary course of its business and over the Fund’s term. Further, each statement of the Fund’s estimated per Unit valuation is to be accompanied by a disclosure that there can be no assurance as to (1) when the Fund will be fully liquidated, (2) the amount the Fund may actually receive if and when the Fund seeks to liquidate its assets, (3) the amount of lease or loan payments the Fund will actually receive over the remaining term, (4) the amount of asset disposition proceeds the Fund will actually receive over the remaining term, and (5) the amounts that may actually be received in distributions by Unit holders over the course of the remaining term.

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

Date: May 16, 2016

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