Form 10-Q
period 2016-06-30
ATEL Growth Capital Fund 8, LLC
filed 2016-08-12
CIK 1537069

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2016

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

The number of Limited Liability Company Units outstanding as of July 31, 2016 was 1,618,296 Units.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015

(in thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,287	$3,018
Accounts receivable	39	3
Notes receivable, net	3,663	5,722
Investment in securities	625	433
Fair value of warrants	703	722
Due from affiliates	7	134
Prepaid expenses and other assets	107	4
Total assets	$8,431	$10,036
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$27	$28
Accrued distributions to Other Members	250	250
Other	3	2
Total liabilities	280	280
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	8,151	9,756
Total Members’ capital	8,151	9,756
Total liabilities and Members’ capital	$8,431	$10,036

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016 AND 2015

(in thousands except units and per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$140	$199	$306	$399
Gain on sales or dispositions of investment in securities	—	9	—	9
Unrealized (loss) gain on fair valuation of warrants	(33)	91	(19)	91
Other	8	11	16	22
Total revenues	115	310	303	521
Expenses:
Acquisition expense	38	71	38	167
Cost reimbursements to affiliates	59	48	115	99
Provision for credit losses	611	—	620	51
Asset management fees to Managing Member	19	20	40	37
Professional fees	22	12	60	46
Outside services	9	5	19	17
Taxes on income and franchise fees	—	5	3	7
Bank charges	4	3	9	6
Printing and photocopying	1	3	3	5
Other	8	5	11	18
Total expenses	771	172	918	453
Net (loss) income	$(656)	$138	$(615)	$68
Net income (loss):
Managing Member	$50	$50	$99	$99
Other Members	(706)	88	(714)	(31)
	$(656)	$138	$(615)	$68
Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.44)	$0.05	$(0.44)	$(0.02)
Weighted average number of Units outstanding	1,618,296	1,618,296	1,618,296	1,618,296

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2016

(in thousands except units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2014	1,618,296	$11,330	$—	$11,330
Distributions to Other Members ($1.10 per Unit)	—	(1,779)	—	(1,779)
Distributions to Managing Member	—	—	(198)	(198)
Net income	—	205	198	403
Balance December 31, 2015	1,618,296	9,756	—	9,756
Distributions to Other Members ($0.55 per Unit)	—	(891)	—	(891)
Distributions to Managing Member	—	—	(99)	(99)
Net (loss) income	—	(714)	99	(615)
Balance June 30, 2016 (Unaudited)	1,618,296	$8,151	$—	$8,151

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016 AND 2015

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating activities:
Net (loss) income	$(656)	$138	$(615)	$68
Adjustment to reconcile net (loss) income to cash used in operating activities:
Accretion of note discount – warrants	(13)	(21)	(26)	(42)
Amortization of net note origination costs	5	5	10	11
Gain on sales or dispositions of investment in securities	—	(9)	—	(9)
Provision for credit losses	611	—	620	51
Unrealized loss (gain) on fair valuation of warrants	33	(91)	19	(91)
Changes in operating assets and liabilities:
Accounts receivable	(37)	8	(36)	—
Due from affiliates	36	(39)	127	(33)
Prepaid expenses and other assets	(38)	(1)	(103)	(18)
Accounts payable, Managing Member	—	—	(1)	—
Accounts payable, other	(2)	—	1	2
Unearned fee income related to notes receivable	(7)	(2)	(15)	(5)
Net cash used in operating activities	(68)	(12)	(19)	(66)
Investing activities:
Advance payments	—	(10)	(18)	—
Purchase of securities	(34)	(60)	(192)	(60)
Proceeds from sales or dispositions of investment in securities	—	9	—	9
Payments of note origination costs	(2)	(3)	(3)	(3)
Note receivable and warrants advances	(213)	(660)	(213)	(1,189)
Principal payments received on notes receivable	826	798	1,704	1,480
Net cash provided by investing activities	577	74	1,278	237
Financing activities:
Distributions to Other Members	(446)	(445)	(891)	(890)
Distributions to Managing Member	(50)	(50)	(99)	(99)
Net cash used in financing activities	(496)	(495)	(990)	(989)
Net increase (decrease) in cash and cash equivalents	13	(433)	269	(818)
Cash and cash equivalents at beginning of period	3,274	4,539	3,018	4,924
Cash and cash equivalents at end of period	$3,287	$4,106	$3,287	$4,106
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$3	$5	$3	$5
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$250	$250	$250	$250
Distributions payable to Managing Member at period-end	$28	$28	$28	$28

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

The offering was terminated on August 20, 2014. Through June 30, 2016, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of June 30, 2016, a total of 1,618,296 Units were issued and outstanding.

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

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Valuation Adjustments

In addition to the allowance established for delinquent accounts receivable, the total allowance also includes probable impairment charges on notes receivable.

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

Purchased securities

Purchased securities (primarily preferred stocks) are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of June 30, 2016 and December 31, 2015, investments in equity securities totaled $625 thousand and $433 thousand, respectively. There were no sales or dispositions of securities during the three and six months ended June 30, 2016 and 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At June 30, 2016 and December 31, 2015, the Managing Member estimated the fair value of warrants to be $703 thousand and $722 thousand, respectively. During both the three and six months ended June 30, 2016, the Company recorded unrealized losses of $33 thousand and $19 thousand, respectively, on the fair valuation of its warrants. During both the three and six months ended June 30, 2015, the Company recorded unrealized gains of $91 thousand on fair valuation of its warrants. There were no exercises of warrants, net or otherwise, during the three and six months ended June 30, 2016. The Company also realized $9 thousand of gains on the net exercise of certain warrants during both the three and six month periods ended June 30, 2015. See Note 8 for further discussion.

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income (loss) per Unit is based upon the weighted average number of Other Members Units outstanding during the period.

Fair value:

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

Recent accounting pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of June 30, 2016, the terms of the notes receivable are from 30 to 42 months and bear interest at implicit or stated rates ranging from 11.25% to 18.00% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2016 through 2019.

As of June 30, 2016 and December 31, 2015, six (notes A and B) and three (note A) of the Company’s notes receivable were on non-accrual status, respectively. Details are as follows, in thousands, except for the number of notes receivable and the annual interest rate:

	Notes receivable A
	Non-accrual
	June 30, 2016	December 31, 2015
Number of notes	3	3
Net investment value	$142	$151
Annual interest rate	18.00%	18.00%
Fair value adjustments	$106	$97
Fair value amount	$34	$55
Interest income not recorded relative to original terms	$16	$15

Date	Note A modification
December 1, 2014	Notes placed on non-accrual status.
January 1, 2015	Defer payment of principal, interest-only payments at their original rates through June 30, 2015.
Payments will be adjusted so ultimate amounts paid will reflect interest earned at 18% per annum related to the entire term from the original funding date.
1st quarter 2015	Impairment totaling $51 thousand was recorded.
3rd quarter 2015	Impairment totaling $46 thousand was recorded.
4th quarter 2015	Extend interest only payments through June 30, 2016.
Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $9 thousand was recorded.
Current status	Payment on notes outstanding balance has not been received.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Notes receivable B Non-accrual June 30, 2016
Number of notes	3
Net investment value	$717
Annual interest rate	14.14%
Fair value adjustments	$611
Fair value amount	$103
Interest income not recorded relative to original terms	$47

Date	Note B modification
February 1, 2016	Defer payment of principal, interest-only payments at their original rates.
2nd quarter 2016	Impairment totaling $611 thousand was recorded.
Current status	Forbearance agreement currently under negotiation.

As of June 30, 2016, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2016	$1,972
Year ending December 31, 2017	2,123
2018	933
2019	71
5,099
Less: portion representing unearned interest income, net	(719)
Less: allowance for credit losses	(717)
Notes receivable, net	$3,663

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for Doubtful Accounts – Notes Receivable	Valuation Adjustments – Notes Receivable	Total Allowance for Credit Losses
Balance December 31, 2014	$—	$—	$—
Provision for credit losses	—	97	97
Balance December 31, 2015	—	97	97
Provision for credit losses for the three months ended March 31, 2016	—	9	9
Provision for credit losses for the three months ended June 30, 2016	—	611	611
Balance June 30, 2016	$—	$717	$717

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

The Company’s allowance for credit losses and its recorded investment in notes receivable as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

June 30, 2016	Notes Receivable
Allowance for credit losses:
Ending balance	$717
Ending balance: individually evaluated for impairment	$717
Ending balance: collectively evaluated for impairment	$—
Ending balance: loans acquired with deteriorated credit quality	$—
Financing receivables:
Ending balance	$4,380
Ending balance: individually evaluated for impairment	$4,380
Ending balance: collectively evaluated for impairment	$—
Ending balance: loans acquired with deteriorated credit quality	$—

December 31, 2015	Notes Receivable
Allowance for credit losses:
Ending balance	$97
Ending balance: individually evaluated for impairment	$97
Ending balance: collectively evaluated for impairment	$—
Ending balance: loans acquired with deteriorated credit quality	$—
Financing receivables:
Ending balance	$5,819
Ending balance: individually evaluated for impairment	$5,819
Ending balance: collectively evaluated for impairment	$—
Ending balance: loans acquired with deteriorated credit quality	$—

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

At June 30, 2016 and December 31, 2015, the Company’s notes receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	June 30, 2016	December 31, 2015
Pass	$3,451	$4,657
Special mention	70	1,011
Substandard	859	151
Doubtful	—	—
Total	$4,380	$5,819

As of June 30, 2016 and December 31, 2015, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
June 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	859	872	717	862	—
Total	$859	$872	$717	$862	$—

	Impaired Loans
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	151	152	97	160	—
Total	$151	$152	$97	$160	$—

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At June 30, 2016 and December 31, 2015, investment in financing receivables is aged as follows (in thousands):

June 30, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$4,380	$4,380	$—
Total	$—	$—	$—	$—	$4,380	$4,380	$—

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$5,819	$5,819	$—
Total	$—	$—	$—	$—	$5,819	$5,819	$—

As of June 30, 2016, the Company had six notes which were on non-accrual status, three of which were also on non-accrual status as of December 31, 2015 (See Note 3 for details).

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

During the three and six months ended June 30, 2016 and 2015, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Administrative costs reimbursed to Managing Member and/or affiliates	$59	$48	$115	$99
Asset management fees to Managing Member	19	20	40	37
Acquisition costs and note origination fees paid to Managing Member	40	74	41	170
	$118	$142	$196	$306

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Commitments:

At June 30, 2016, there were commitments to fund investments in notes receivable totaling $3.0 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

7. Members’ Capital:

A total of 1,618,296 Units were issued and outstanding as of June 30, 2016 and December 31, 2015. The Fund is authorized to issue up to 7,500,000 Units in addition to the Units issued to the initial Member (50 Units).

Distributions to the Other Members for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Distributions declared	$446	$445	$891	$890
Weighted average number of Units outstanding	1,618,296	1,618,296	1,618,296	1,618,296
Weighted average distributions per Unit	$0.28	$0.27	$0.55	$0.55

8. Fair value measurements:

At June 30, 2016 and December 31, 2015, only the Company’s warrants were measured on a recurring basis.

During 2015, the Company recorded non-recurring fair value adjustments to reduce the cost basis of certain impaired notes. During the six months ended June 30, 2016, additional non-recurring adjustments were recorded to further writedown the fair values of these notes.

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

As of June 30, 2016 and December 31, 2015, the calculated fair value of the Fund’s warrant portfolio totaled $703 thousand and $722 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

The fair value of warrants that were accounted for on a recurring basis as of the three and six months ended June 30, 2016 and 2015 and classified as level 3 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fair value of warrants at beginning of period	$736	$578	$722	$566
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	—	—	—	12
Unrealized (loss) gain on fair valuation of warrants	(33)	91	(19)	91
Fair value of warrants at end of period	$703	$669	$703	$669

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

During the respective three and six months ended June 30, 2016, additional non-recurring adjustments totaling $611 thousand and $620 thousand were recorded to further reduce the cost basis of these as well as three additional notes.

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable	$137	$—	$—	$137

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable	$55	$—	$—	$55

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2016 and December 31, 2015:

June 30, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.19 – $25.76
			Exercise price	$0.19 – $25.76
			Time to maturity (in years)	4.49 – 9.58
			Risk-free interest rate	0.94% – 1.46%
			Annualized volatility	100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$0 – $121,376
			Condition of collateral (equipment)	Poor to Average

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.19 – $25.76
			Exercise price	$0.19 – $25.76
			Time to maturity (in years)	4.99 – 9.76
			Risk-free interest rate	1.76% – 2.26%
			Annualized volatility	100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$0 – $25,522
			Condition of collateral (equipment)	Poor to Average

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,287	$3,287	$—	$—	$3,287
Notes receivable, net	3,663	—	—	3,667	3,667
Investment in securities	625	—	—	625	625
Warrants	703	—	—	703	703

	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,018	$3,018	$—	$—	$3,018
Notes receivable, net	5,722	—	—	5,699	5,699
Investment in securities	433	—	—	433	433
Warrants	722	—	—	722	722

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

Through June 30, 2016, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of June 30, 2016, a total of 1,618,296 Units were issued and outstanding.

Results of Operations

The three months ended June 30, 2016 versus the three months ended June 30, 2015

The Company reported a net loss of $656 thousand and net income of $138 thousand for the three months ended June 30, 2016 and 2015, respectively. Results for the second quarter of 2016 reflects a decrease in revenues and an increase in expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2016 decreased by $195 thousand, or 63%, as compared to the prior year period. The decrease in total revenues was largely due to an unfavorable change in unrealized gains or losses recorded on the Fund’s portfolio of warrants and a reduction in interest income on notes receivable.

The unfavorable change in unrealized gains or losses recorded on the Fund’s portfolio of warrants totaled $124 thousand and was attributable to the required periodic valuation of the warrants in the Company’s portfolio of investments.

The decrease in interest income on notes receivables, including accretion of net note origination costs and discounts, totaled $59 thousand and was mainly due to the scheduled run-off of the portfolio.

Expenses

Total expenses for the second quarter of 2016 increased by $599 thousand, or 348%, as compared to the prior year period. The increase in total expenses was largely due to an increase in the provision for credit losses, partially offset by a reduction in acquisition expense.

The provision for credit losses increased by $611 thousand as the carrying value of the three notes receivable on non-accrual status was adjusted to the fair value.

The decrease in acquisition expense totaled $33 thousand and was primarily attributable to the decrease in venture funding activity during the current year period when compared to the prior year period.

The six months ended June 30, 2016 versus the six months ended June 30, 2015

The Company reported a net loss of $615 thousand and a net income of $68 thousand for the six months ended June 30, 2016 and 2015, respectively. Results for the six months ended June 30, 2016 reflect a decrease in total revenues and an increase in total expenses when compared to the prior year period.

Revenues

Total revenues for the six months ended June 30, 2016 decreased by $218 thousand, or 42%, as compared to the prior year period. The decrease in total revenues was largely due to an unfavorable change in unrealized gains or losses recorded on the Fund’s portfolio of warrants and a reduction in interest income on notes receivable.

The unfavorable change in unrealized gains or losses recorded on the Fund’s portfolio of warrants totaled $110 thousand and was attributable to the required periodic valuation of the warrants in the Company’s portfolio of investments.

The decrease in interest income on notes receivables, including accretion of net note origination costs and discounts, totaled $93 thousand and was mainly due to the scheduled run-off of the portfolio.

Expenses

Total expenses for the six months ended June 30, 2016 increased by $465 thousand, or 103%, as compared to the prior year period. The increase in total expenses was largely due to the provision for credit losses, partially offset by the reductions in acquisition expense.

The provision for credit losses increased by $569 thousand as the carrying value of three previously unimpaired notes receivable at June 30, 2016 were adjusted to the fair value.

The decrease in acquisition expense totaled $129 thousand and was primarily attributable to the decrease in the period over period venture funding activity.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $3.3 million and $3.0 million at June 30, 2016 and December 31, 2015, respectively. The liquidity of the Company varies, increasing to the extent cash flows from its portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments.

The Fund will acquire its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net cash provided by (used in):
Operating activities	$(68)	$(12)	$(19)	$(66)
Investing activities	577	74	1,278	237
Financing activities	(496)	(495)	(990)	(989)
Net increase (decrease) in cash and cash equivalents	$13	$(433)	$269	$(818)

The three months ended June 30, 2016 versus the three months ended June 30, 2015

During the three months ended June 30, 2016 and 2015, the Company’s primary source of liquidity was cash flow from its investments in notes receivable.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $496 thousand and $495 thousand for the three month periods ended June 30, 2016 and 2015, respectively. Cash was also used to make purchases of investment securities as well as fund investments in notes receivable totaling $247 thousand and $720 during the second quarter of 2016, and 2015 respectively.

The six months ended June 30, 2016 versus the six months ended June 30, 2015

During the six months ended June 30, 2016 and 2015, the Company’s primary source of liquidity was cash flow from its investments in notes receivable.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $990 thousand and $989 thousand for the six months ended June 30, 2016 and 2015, respectively. Cash was also used to purchase investment securities and fund investments in notes receivable totaling $405 thousand and $1.2 million during the six months ended June 30, 2016 and 2015, respectively.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through June 30, 2016.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2016, and paid through June 30, 2016. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL Growth Capital Fund 8, LLC Prospectus dated August 20, 2012 (“Prospectus”) under “Income, Losses and Distributions —  Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2016 (in thousands):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 – Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 – Nov 2013	Jan – Dec 2013	866		—		866		1.57	551,608
Dec 2013 – Nov 2014	Jan – Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 – Nov 2015	Jan – Dec 2015	1,779		—		1,779		1.10	1,618,296
Dec 2015 – May 2016	Jan – Jun 2016	891		—		891		0.55	1,618,296
		$4,991		$—		$4,991		$4.73
Source of distributions
Lease and loan payments/payoffs		$4,991	100.00%	$—	0.00%	$4,991	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$4,991	100.00%	$—	0.00%	$4,991	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 46 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from November 14 (date the escrow requirement was met) to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015 and December 1, 2015 to May 31, 2016, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2016, there were commitments to fund investments in notes receivable totaling $3.0 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For detailed information on recent accounting pronouncements, see Note 2, Summary of significant accounting policies.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 12, 2016

ATEL GROWTH CAPITAL FUND 8, LLC
(Registrant)

By: AGC Managing Member, LLC Managing Member of Registrant
By:	/s/ Dean L. Cash Dean L. Cash Chairman of the Board, President and Chief Executive Officer of AGC Managing Member, LLC (Managing Member)
By:	/s/ Paritosh K. Choksi Paritosh K. Choksi Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC Managing Member, LLC (Managing Member)
By:	/s/ Samuel Schussler Samuel Schussler Senior Vice President and Chief Accounting Officer of AGC Managing Member, LLC (Managing Member)