Form 10-Q
period 2016-09-30
ATEL Growth Capital Fund 8, LLC
filed 2016-11-10
CIK 1537069

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2016

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

The number of Limited Liability Company Units outstanding as of October 31, 2016 was 1,618,296 Units.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(in thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,211	$3,018
Accounts receivable	27	3
Notes receivable, net	3,616	5,722
Investment in securities	487	433
Warrants, fair value	736	722
Due from affiliates	—	134
Prepaid expenses and other assets	7	4
Total assets	$8,084	$10,036
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$26	$28
Affiliates	73	—
Accrued distributions to Other Members	251	250
Other	2	2
Total liabilities	352	280
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	7,732	9,756
Total Members’ capital	7,732	9,756
Total liabilities and Members’ capital	$8,084	$10,036

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015

(in thousands except units and per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$127	$195	$433	$594
Gain on early termination of notes receivable	—	76	—	76
Gain on sales or dispositions of investment in securities	218	—	218	9
Unrealized gain (loss) on fair value adjustment for warrants	2	156	(17)	247
Other	6	14	22	36
Total revenues	353	441	656	962
Expenses:
Acquisition expense	163	71	201	238
Cost reimbursements to affiliates	63	46	178	145
Provision for credit losses	—	46	620	97
Asset management fees to Managing Member	19	22	59	59
Professional fees	20	18	80	64
Outside services	2	6	21	23
Taxes on income and franchise fees	—	(1)	3	6
Bank charges	5	3	14	9
Printing and photocopying	2	5	5	10
Other	3	17	14	35
Total expenses	277	233	1,195	686
Net income (loss)	$76	$208	$(539)	$276
Net income (loss):
Managing Member	$50	$49	$149	$148
Other Members	26	159	(688)	128
	$76	$208	$(539)	$276
Net (loss) income per Limited Liability Company Unit (Other Members)	$0.02	$0.10	$(0.43)	$0.08
Weighted average number of Units outstanding	1,618,296	1,618,296	1,618,296	1,618,296

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2016

(in thousands except units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2014	1,618,296	$11,330	$—	$11,330
Distributions to Other Members ($1.10 per Unit)	—	(1,779)	—	(1,779)
Distributions to Managing Member	—	—	(198)	(198)
Net income	—	205	198	403
Balance December 31, 2015	1,618,296	9,756	—	9,756
Distributions to Other Members ($0.83 per Unit)	—	(1,336)	—	(1,336)
Distributions to Managing Member	—	—	(149)	(149)
Net (loss) income	—	(688)	149	(539)
Balance September 30, 2016 (Unaudited)	1,618,296	$7,732	$—	$7,732

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating activities:
Net income (loss)	$76	$208	$(539)	$276
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Accretion of note discount – warrants	(12)	(22)	(38)	(64)
Amortization of net note origination costs	3	5	13	16
Gain on early termination of notes receivable	—	(76)	—	(76)
Gain on sales or dispositions of investment in securities	(218)	—	(218)	(9)
Provision for credit losses	—	46	620	97
Unrealized loss (gain) on fair value adjustment for warrants	(2)	(156)	17	(247)
Changes in operating assets and liabilities:
Accounts receivable	12	(4)	(24)	(4)
Due from affiliates	80	107	207	74
Prepaid expenses and other assets	100	8	(3)	(10)
Accounts payable, Managing Member	(1)	2	(2)	2
Accounts payable, other	—	—	1	2
Unearned fee income related to notes receivable	4	(9)	(11)	(14)
Net cash provided by operating activities	42	109	23	43
Investing activities:
Advance payments	—	—	(18)	—
Purchase of securities	—	—	(192)	(60)
Proceeds from early termination of notes receivable	—	593	—	593
Proceeds from sales or dispositions of investment in securities	356	—	356	9
Payments of note origination costs	(2)	(11)	(5)	(14)
Note receivable and warrants advances	(800)	(1,604)	(1,013)	(2,793)
Principal payments received on notes receivable	823	914	2,527	2,394
Net cash provided by (used in) investing activities	377	(108)	1,655	129
Financing activities:
Distributions to Other Members	(445)	(445)	(1,336)	(1,335)
Distributions to Managing Member	(50)	(49)	(149)	(148)
Net cash used in financing activities	(495)	(494)	(1,485)	(1,483)
Net (decrease) increase in cash and cash equivalents	(76)	(493)	193	(1,311)
Cash and cash equivalents at beginning of period	3,287	4,106	3,018	4,924
Cash and cash equivalents at end of period	$3,211	$3,613	$3,211	$3,613
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$3	$5
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$251	$250	$251	$250
Distributions payable to Managing Member at period-end	$28	$28	$28	$28

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

The offering was terminated on August 20, 2014. Through September 30, 2016, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of September 30, 2016, a total of 1,618,296 Units were issued and outstanding.

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

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Purchased securities

Purchased securities (primarily preferred stocks) are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of September 30, 2016 and December 31, 2015, investments in equity securities totaled $487 thousand and $433 thousand, respectively. The realized gains on the sale or disposition of investment in securities totaled $218 thousand as during both the three and nine months ended September 30, 2016. In comparison, there were no sales or dispositions of securities during the three and nine months ended September 30, 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At September 30, 2016 and December 31, 2015, the Managing Member estimated the fair value of warrants to be $736 thousand and $722 thousand, respectively. During the three and nine months ended September 30, 2016, the Company recorded an unrealized gain of $2 thousand and an unrealized loss of $17 thousand, respectively, on the fair valuation of its warrants. During the three and nine months ended September 30, 2015, the Company recorded unrealized gains of $156 thousand and $247 thousand, respectively, on fair valuation of its warrants. There were no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2016 and the three months ended September 30, 2015. The Company realized $9 thousand of gains on the net exercise of certain warrants during the nine months ended September 30, 2015. See Note 8 for further discussion.

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

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from loans, which comprise the majority of the Company’s revenues.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of September 30, 2016, the terms of the notes receivable are from 30 to 48 months and bear interest at implicit or stated rates ranging from 11.25% to 18.00% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2016 through 2019.

As of September 30, 2016 and December 31, 2015, six (Notes A and B) and three (Note A) of the Company’s notes receivable were on non-accrual status, respectively. Details are as follows, in thousands, except for the number of notes receivable and the annual interest rate:

	Notes receivable A
	Non-accrual
	September 30, 2016	December 31, 2015
Number of notes	3	3
Net investment value	$138	$151
Annual interest rate	18.00%	18.00%
Fair value adjustments	$106	$97
Fair value amount	$32	$55
Interest income not recorded relative to original terms	$16	$15

Date	Note A modification
December 1, 2014	Notes placed on non-accrual status.
January 1, 2015	Defer payment of principal, interest-only payments at their original rates through June 30, 2015.
Payments will be adjusted so ultimate amounts paid will reflect interest earned at 18% per annum related to the entire term from the original funding date.
1st quarter 2015	Impairment totaling $51 thousand was recorded.
3rd quarter 2015	Impairment totaling $46 thousand was recorded.
4th quarter 2015	Extend interest only payments through June 30, 2016.
Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $9 thousand was recorded.
3rd quarter 2016	Extend interest only payments through January 1, 2017.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Notes receivable B
Non-accrual
September 30, 2016
Number of notes	3
Net investment value	$703
Annual interest rate	14.40%
Fair value adjustments	$611
Fair value amount	$92
Interest income not recorded relative to original terms	$74

Date	Note B modification
February 1, 2016	Defer payment of principal, interest-only payments at their original rates.
2nd quarter 2016	Impairment totaling $611 thousand was recorded.
3rd quarter 2016	Defer payment of principal, interest-only payments at their original rates with through January 1, 2017 with an increase to the final balloon payment original maturity dates ranging from April to June 2018 remain.
October 13, 2016	All accounts are current under the forbearance agreement.

As of September 30, 2016, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2016	$683
Year ending December 31, 2017	2,687
2018	1,482
2019	333
5,185
Less: portion representing unearned interest income, net	(852)
Less: allowance for credit losses	(717)
Notes receivable, net	$3,616

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for Doubtful Accounts – Notes Receivable	Valuation Adjustments – Notes Receivable	Total Allowance for Credit Losses
Balance December 31, 2014	$—	$—	$—
Provision for credit losses	—	97	97
Balance December 31, 2015	—	97	97
Provision for credit losses for the three months ended March 31, 2016	—	9	9
Provision for credit losses for the three months ended June 30, 2016	—	611	611
Balance September 30, 2016	$—	$717	$717

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

The Company’s allowance for credit losses and its recorded investment in notes receivable as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

September 30, 2016	Notes Receivable
Allowance for credit losses:
Ending balance	$717
Ending balance: individually evaluated for impairment	$717
Ending balance: collectively evaluated for impairment	$—
Financing receivables:
Ending balance	$4,333
Ending balance: individually evaluated for impairment	$4,333
Ending balance: collectively evaluated for impairment	$—

December 31, 2015	Notes Receivable
Allowance for credit losses:
Ending balance	$97
Ending balance: individually evaluated for impairment	$97
Ending balance: collectively evaluated for impairment	$—
Financing receivables:
Ending balance	$5,819
Ending balance: individually evaluated for impairment	$5,819
Ending balance: collectively evaluated for impairment	$—

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

At September 30, 2016 and December 31, 2015, the Company’s notes receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Notes Receivable
	September 30, 2016	December 31, 2015
Pass	$3,440	$4,657
Special mention	62	1,011
Substandard	831	151
Doubtful	—	—
Total	$4,333	$5,819

As of September 30, 2016 and December 31, 2015, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
September 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	831	841	717	847	—
Total	$831	$841	$717	$847	$—

	Impaired Loans
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	151	152	97	160	—
Total	$151	$152	$97	$160	$—

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At September 30, 2016 and December 31, 2015, investment in financing receivables is aged as follows (in thousands):

September 30, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$693	$693	$3,640	$4,333	$—
Total	$—	$—	$693	$693	$3,640	$4,333	$—

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$5,819	$5,819	$—
Total	$—	$—	$—	$—	$5,819	$5,819	$—

As of September 30, 2016, the Company had six notes which were on non-accrual status, three of which were also on non-accrual status as of December 31, 2015 (See Note 3 for details).

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

Cost reimbursements to the Managing Member or its affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location. During the three and nine months ended September 30, 2016 and 2015, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Administrative costs reimbursed to Managing Member and/or affiliates	$63	$46	$178	$145
Asset management fees to Managing Member	19	22	59	59
Acquisition costs and note origination fees paid to Managing Member	165	82	206	252
	$247	$150	$443	$456

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Commitments:

At September 30, 2016, there were commitments to fund investments in notes receivable totaling $4.0 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

7. Members’ Capital:

A total of 1,618,296 Units were issued and outstanding as of September 30, 2016 and December 31, 2015. The Fund is authorized to issue up to 7,500,000 Units in addition to the Units issued to the initial Member (50 Units).

Distributions to the Other Members for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Distributions declared	$446	$445	$1,336	$1,335
Weighted average number of Units outstanding	1,618,296	1,618,296	1,618,296	1,618,296
Weighted average distributions per Unit	$0.28	$0.27	$0.83	$0.82

8. Fair value measurements:

At September 30, 2016 and December 31, 2015, only the Company’s warrants were measured on a recurring basis.

During 2015, the Company recorded non-recurring fair value adjustments to reduce the cost basis of certain impaired notes. During the nine months ended September 30, 2016, additional non-recurring adjustments were recorded to further write down the fair values of these notes.

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

As of September 30, 2016 and December 31, 2015, the calculated fair value of the Fund’s warrant portfolio totaled $736 thousand and $722 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

The fair value of warrants that were accounted for on a recurring basis as of the three and nine months ended September 30, 2016 and 2015 and classified as level 3 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fair value of warrants at beginning of period	$703	$669	$722	$566
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	31	—	31	12
Unrealized gain (loss) on fair value adjustment for warrants	2	156	(17)	247
Fair value of warrants at end of period	$736	$825	$736	$825

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses using the effective interest rate contained in the terms of the original loan.

During 2015, the Company had recorded fair value adjustments totaling $97 thousand relative to three impaired notes, of which $46 thousand were recorded during the third quarter of 2015. In comparison, during the nine months ended September 30, 2016 the company recorded fair value adjustments totaling $620 thousand, all of which were recorded prior to the third quarter of 2016. The fair value adjustments were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable	$124	$—	$—	$124

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable	$55	$—	$—	$55

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2016 and December 31, 2015:

September 30, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.19 – $25.76
			Exercise price	$0.19 – $25.76
			Time to maturity (in years)	4.24 – 9.88
			Risk-free interest rate	1.04% – 1.60%
			Annualized volatility	100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$0 – $121,376
			Condition of collateral (equipment)	Poor to Average

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.19 – $25.76
			Exercise price	$0.19 – $25.76
			Time to maturity (in years)	4.99 – 9.76
			Risk-free interest rate	1.76% – 2.26%
			Annualized volatility	100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$0 – $25,522
			Condition of collateral (equipment)	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,211	$3,211	$—	$—	$3,211
Notes receivable, net	3,616	—	—	3,614	3,614
Investment in securities	487	—	—	487	487
Warrants	736	—	—	736	736

	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,018	$3,018	$—	$—	$3,018
Notes receivable, net	5,722	—	—	5,699	5,699
Investment in securities	433	—	—	433	433
Warrants	722	—	—	722	722

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

Through September 30, 2016, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of September 30, 2016, a total of 1,618,296 Units were issued and outstanding.

Results of Operations

The three months ended September 30, 2016 versus the three months ended September 30, 2015

The Company reported a net income of $76 thousand and $208 thousand for the three months ended September 30, 2016 and 2015, respectively. Results for the third quarter of 2016 reflect decreases in both revenues and expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2016 decreased by $88 thousand or 20%, as compared to the prior year period. The decrease in total revenues was largely due to an unfavorable change in unrealized gains or losses recorded on the Fund’s portfolio of warrants, a decrease in the gain on early termination of notes receivable and a reduction in interest income on notes receivable, offset, in part by an increase on the gain on sales of investment securities.

The unfavorable change in unrealized gains or losses recorded on the Fund’s portfolio of warrants totaled $154 thousand or 99%, and was attributable to the valuation adjustment of the warrants in the Company’s portfolio of investments. The decrease in gains on early termination of notes receivable, totaled $76 thousand or 100%, and was related to a decrease in the volume of note terminations.

The decrease in interest income on notes receivables, including accretion of net note origination costs and discounts, totaled $68 thousand or 35%, and was mainly due to the scheduled run-off of the portfolio.

The gain on sales of investment securities increased by $218 thousand, as there was no disposal of investment securities in 2015.

Expenses

Total expenses for the third quarter of 2016 increased by $44 thousand or 19%, as compared to the prior year period. The increase in total expenses was largely due to an increase in acquisition expenses, partially offset by the reduction in the provision for credit losses.

The increase in acquisition expense totaled $92 thousand or 130%, and was primarily attributable to lower volume of successful business deals.

The provision for credit losses decreased by $46 thousand or 100%, as the carrying value of the three notes receivable on non-accrual status was adjusted to the fair value in the prior year period. In comparison, there was no adjustment to the fair value of note receivable in the third quarter of 2016.

The nine months ended September 30, 2016 versus the nine months ended September 30, 2015

The Company reported a net loss of $539 thousand and a net income of $276 thousand for the nine months ended September 30, 2016 and 2015, respectively. Results for the nine months ended September 30, 2016 reflect a decrease in total revenues and an increase in total expenses when compared to the prior year period.

Revenues

Total revenues for the nine months ended September 30, 2016 decreased by $306 thousand, or 32%, as compared to the prior year period. The decrease in total revenues was largely due to an unfavorable change in unrealized gains or losses recorded on the Fund’s portfolio of warrants, a reduction in interest income on notes receivable and a decrease in the gain on the early termination of notes receivable, offset, in part by an increase on the gain on sales of investment securities.

The unfavorable change in unrealized gains or losses recorded on the Fund’s portfolio of warrants totaled $264 thousand or 107%, and was attributable to the required periodic valuation of the warrants in the Company’s portfolio of investments.

The decrease in interest income on notes receivables, including accretion of net note origination costs and discounts, totaled $161 thousand or 27%, and was mainly due to the scheduled run-off of the portfolio. The decrease in gains on early termination of notes receivable, totaled $76 thousand or 100%, and was related to a decrease in the volume of note terminations.

The gain on sales of investment securities increased by $209 thousand. Such increase represents a $218 thousand gain on disposition of certain securities during the nine months ended September 30, 2016, less $9 thousand of holdback proceeds recognized as gain on warrants during the prior year period.

Expenses

Total expenses for the nine months ended September 30, 2016 increased by $509 thousand or 74%, as compared to the prior year period. The increase in total expenses was largely due to the provision for credit losses, partially offset by the reductions in acquisition expense.

The provision for credit losses increased by $523 thousand or 539%, primarily as the result of the carrying value of three previously unimpaired notes receivable notes receivable being adjusted to the fair value during the nine months ended September 30, 2016.

The decrease in acquisition expense totaled $37 thousand or 16%, and was primarily attributable to the decrease in the Fund’s relative period over period venture funding activity.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $3.2 million and $3.0 million at September 30, 2016 and December 31, 2015, respectively. The liquidity of the Company varies, increasing to the extent cash flows from its portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments.

The Fund will acquire its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net cash provided by (used in):
Operating activities	$42	$109	$23	$43
Investing activities	377	(108)	1,655	129
Financing activities	(495)	(494)	(1,485)	(1,483)
Net (decrease) increase in cash and cash equivalents	$(76)	$(493)	$193	$(1,311)

The three months ended September 30, 2016 versus the three months ended September 30, 2015

During the three months ended September 30, 2016 and 2015, the Company’s primary source of liquidity was cash flow from its investments in notes receivable. In addition, the Company realized $356 thousand and $593 thousand of proceeds from the early termination of notes and sales or dispositions of investment securities during the three months ended September 30, 2016 and 2015, respectively.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $495 thousand and $494 thousand for the three months ended September 30, 2016 and 2015, respectively. Cash was also used to make purchases of investment securities as well as fund investments in notes receivable totaling $800 thousand and $1.6 million during the third quarter of 2016 and 2015, respectively.

The nine months ended September 30, 2016 versus the nine months ended September 30, 2015

During the nine months ended September 30, 2016 and 2015, the Company’s primary source of liquidity was cash flow from its investments in notes receivable. In addition, the Company realized $356 thousand and $602 thousand of proceeds from the early termination of notes and sales or dispositions of investment securities during the nine months ended September 30, 2016 and 2015, respectively.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $1.5 million for both the nine months ended September 30, 2016 and 2015. Cash was also used to purchase investment securities and fund investments in notes receivable totaling $1.0 million and $2.8 million during the nine months ended September 30, 2016 and 2015, respectively.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through September 30, 2016.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2016, and paid through September 30, 2016. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL Growth Capital Fund 8, LLC Prospectus dated August 20, 2012 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2016 (in thousands):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 – Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 – Nov 2013	Jan – Dec 2013	866		—		866		1.57	551,608
Dec 2013 – Nov 2014	Jan – Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 – Nov 2015	Jan – Dec 2015	1,779		—		1,779		1.10	1,618,296
Dec 2015 – Aug 2016	Jan – Sep 2016	1,336		—		1,336		0.83	1,618,296
		$5,436		$—		$5,436		$5.01
Source of distributions
Lease and loan payments/payoffs		$5,436	100.00%	$—	0.00%	$5,436	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$5,436	100.00%	$—	0.00%	$5,436	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 46 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from November 14 (date the escrow requirement was met) to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015 and December 1, 2015 to August 31, 2016, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2016, there were commitments to fund investments in notes receivable totaling $4.0 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 10, 2016

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