Form 10-K
period 2016-12-31
ATEL Growth Capital Fund 8, LLC
filed 2017-03-20
CIK 1537069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2017 was 1,618,296.

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of August 20, 2012. As of November 14, 2012, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions were subject to a separate escrow and were released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal to not less than $3.75 million in gross proceeds. Total contributions to the Fund exceeded $3.75 million on March 13, 2013, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on August 20, 2014.

As of December 31, 2016, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,618,296 Units were issued and outstanding.

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

The Fund will generally seek transaction terms requiring full repayment of principal along with interest over 24 to 42 months, and target interest rates of 12% to 18% per annum. In many cases, the Fund expects to acquire equity interests, such as warrants and options to purchase securities, in consideration of its acquisition financing and without any other cash investment by the Fund at the time it acquires such rights (“warrant coverage”). In such cases, cash investment by the Fund would be made upon exercise of the rights, and the Fund expects to use operating cash flow to fund such exercises. With regard to warrant coverage, the Fund will generally seek to obtain rights to acquire equity in dollar amounts equal to from 4% to 6% of the principal amount of the financing. In other cases, the Fund may obtain the right to make a direct cash investment in the customer’s securities at the time the financing is provided. The aggregate cost of equity interests acquired directly by the Fund for cash will not exceed 10% of the aggregate cost to the Fund of its portfolio of financing transaction investments as of the final investment of net offering proceeds.

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

Note Receivable Activities

The Company seeks to finance assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2016 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Research & development	$4,649	28.97%
Computers	4,391	27.37%
Manufacturing	1,700	10.60%
Office equipment	1,299	8.10%
Recycling	400	2.49%
Food processing	200	1.25%
Other	3,406	21.22%
	$16,045	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Hardware & peripheral devices	$5,757	35.88%
Health services	3,236	20.17%
Computer engines	2,594	16.17%
Business services	1,454	9.06%
Clean technology	1,050	6.54%
Manufacturing	800	4.99%
Construction	492	3.07%
Other	662	4.12%
	$16,045	100.00%

From inception to December 31, 2016, assets financed by the Company that were associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computers	$1,160	$520	$885
Research & Development	1,030	46	1,211
Office Equipment	969	—	1,102
Manufacturing	899	—	1,094
Recycling	400	342	137
Other	900	546	557
	$5,358	$1,454	$4,986

For further information regarding the Company’s notes receivable as of December 31, 2016, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2. PROPERTIES

The Company does not own or lease any real property, plant or material physical properties.

Item 3. LEGAL PROCEEDINGS

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company’s financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets.

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

Holders

As of December 31, 2016, a total of 413 investors were Unitholders of record in the Company.

Fund Valuation

Background to Fund Valuation

The Financial Industry Regulatory Authority (“FINRA”), in conjunction with the Securities and Exchange Commission (“SEC”) updated rules for the presentation of account statement values relative to pricing of Direct Placement Program (“DPP”) shares. Under FINRA Notice 15-02 (the “Notice”) the SEC approved amendments to National Association of Securities Dealers (“NASD”) Rule 2340, Customer Account Statements, and FINRA rule 2310, which address a FINRA member firm’s participation in a public offering of a DPP. In summary, the amendments require a FINRA member firm to include in the account statements for customers holding DPP securities a per share value for the DPP. This per share value must be prepared by, or with the material assistance or confirmation of, a third-party valuation expert or service. The results of this valuation must be disclosed in the issuer’s reports filed under the Securities Exchange Act of 1934. A valuation in compliance with the Notice must be undertaken and published on at least an annual basis.

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

Appraised Value Methodology

As amended, Rule NASD 2340(c)(1)(B) requires that the per share estimated value disclosed in an issuer’s most recent periodic or current report be based upon an appraisal of the assets and liabilities of the program by, or with the material assistance or confirmation of, a third-party valuation expert or service, in conformity with standard industry valuation practice as it relates to both the aforementioned assets and liabilities. No later than 150 days following the second anniversary of the issuer’s break of escrow for its minimum offering, this methodology must be used to establish the required estimated values.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2016.

ATEL GROWTH CAPITAL FUND 8, LLC, will satisfy the disclosure requirements for providing estimated per Unit values pursuant to the Notice as follows:

For these disclosures, subsequent to the Fund’s initial compliance with FINRA 15-02, annual disclosures of estimated per Unit values, through the termination of the Fund, will be accomplished and included on an annual basis in a document filed with the Securities and Exchange Commission available to the public.

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

ATEL GROWTH CAPITAL FUND 8, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL GROWTH CAPITAL FUND 8, LLC at December 31, 2016 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $5.74. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL GROWTH CAPITAL FUND 8, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL GROWTH CAPITAL FUND 8, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made consistently through December 2016. The rate for monthly distributions from 2016 operations was $0.092 per Unit for the period from January through December 2016. Likewise, the rate for monthly distributions from 2015 operations was $0.092 per Unit for the period from January through December 2015. The rate for each of the quarterly distributions paid in 2016 and 2015 was $0.275 per Unit.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2016, and paid through December 31, 2016. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Fund’s Prospectus dated August 20, 2012 under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2016 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 – Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 – Nov 2013	Jan – Dec 2013	866		—		866		1.57	551,608
Dec 2013 – Nov 2014	Jan – Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 – Nov 2015	Jan – Dec 2015	1,779		—		1,779		1.10	1,618,296
Dec 2015 – Nov 2016	Jan – Dec 2016	1,780		—		1,780		1.10	1,618,296
		$5,880		$—		$5,880		$5.28
Source of distributions
Lease and loan payments/payoffs		$5,880	100.00%	$—	0.00%	$5,880	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$5,880	100.00%	$—	0.00%	$5,880	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 46 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balance shown represent weighted average units for the period from November 14 (date escrow requirement was met) – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015, and December 1, 2015 – November 30, 2016, respectively.

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of November 14, 2012, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions were subject to a separate escrow and were released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal to not less than $3,750,000 in gross proceeds. Total contributions to the Fund exceeded $3,750,000 on March 13, 2013, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on August 20, 2014.

As of December 31, 2016, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,618,296 Units were issued and outstanding.

Results of Operations

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2016 versus 2015

The Company had a net loss of $767 thousand, and net income of $403 thousand, for the years ended December 31, 2016 and 2015, respectively. The net results for 2016 reflected a decrease in total revenues and an increase in total operating expenses when compared to prior year.

Revenues

Total revenues for 2016 decreased by a net $621 thousand or 52%, as compared to prior year. Such decrease was largely due to a $423 thousand, or 347%, downturn in fair valuation of the Company’s warrant holdings which resulted in the recording of an unrealized loss, and a $222 thousand, or 28%, reduction in interest income from notes receivable; partially offset by a $64 thousand, or 42%, gain on sales or dispositions of investments in securities.

Expenses

Total expenses for 2016 increased by a net $549 thousand, or 70%, as compared to prior year. The increase in total expenses was mostly the result of a $523 thousand, increase in the provision for credit losses, was to reflect a reduced expectation of collections pursuant to certain outstanding notes receivable; and an increase of $57 thousand, or 31%, in cost reimbursements to the Manager and/or affiliates, was directly attributable to a greater allocation of costs to support operations of the Company.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $1.9 million and $3.0 million at December 31, 2016 and 2015, respectively. The liquidity of the Company varies, increasing to the extent cash flows from subscriptions and its portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments.

The Fund acquires its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2016	2015
Net cash (used in) provided by:
Operating activities	$(6)	$(11)
Investing activities	826	82
Financing activities	(1,978)	(1,977)
Net decrease in cash and cash equivalents	$(1,158)	$(1,906)

2016 versus 2015

During 2016 and 2015, the Company’s primary source of liquidity was cash flow from its investments in notes receivable totaling $3.1 million and $3.2 million, respectively. In addition, the Fund realized $630 thousand and $602 thousand of proceeds from the early termination of notes receivable and proceeds from sales on disposition of investment in securities during 2016 and 2015, respectively.

During the same comparative years, the primary uses of cash were to fund investments in notes receivable and to pay distributions. Investments in notes receivable funded during 2016 and 2015 totaled $2.7 million and $3.7 million, respectively; while distributions paid to both Other Members and the Managing Member totaled $2.0 million during both 2016 and 2015. In addition, cash was used to pay invoices related to management fees and expenses, and other payables in 2016 and 2015.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments

At December 31, 2016, there were commitments to fund investments in notes receivable approximating $1.8 million. This amount represents contract awards which may be canceled by the prospective borrower or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 30.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Growth Capital Fund 8, LLC

We have audited the accompanying balance sheets of ATEL Growth Capital Fund 8, LLC, (the “Company”) as of December 31, 2016 and 2015, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Growth Capital Fund 8, LLC as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 17, 2017

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015
(In Thousands)

	2016	2015
ASSETS
Cash and cash equivalents	$1,860	$3,018
Accounts receivable	7	3
Notes receivable, net	4,430	5,722
Investment in securities	521	433
Warrants, fair value	481	722
Due from affiliates	—	134
Prepaid expenses and other assets	4	4
Total assets	$7,303	$10,036
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$39	$28
Accrued distributions to Other Members	250	250
Other	3	2
Total liabilities	292	280
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	7,011	9,756
Total Members’ capital	7,011	9,756
Total liabilities and Members’ capital	$7,303	$10,036

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)

	2016	2015
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$569	$791
Gain on early termination of notes receivable	50	76
Gain on sales or dispositions of investment in securities	217	153
Unrealized (loss) gain on fair value adjustment for warrants	(301)	122
Other	30	44
Total revenues	565	1,186
Expenses:
Acquisition expense	217	231
Cost reimbursements to affiliates	240	183
Provision for credit losses	620	97
Asset management fees to Managing Member	73	79
Professional fees	96	87
Outside services	37	30
Taxes on income and franchise fees	3	7
Bank charges	19	12
Printing and photocopying	8	14
Other	19	43
Total expenses	1,332	783
Net (loss) income	$(767)	$403
Net income (loss):
Managing Member	$198	$198
Other Members	(965)	205
	$(767)	$403
Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.60)	$0.13
Weighted average number of Units outstanding	1,618,296	1,618,296

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2014	1,618,296	$11,330	$—	$11,330
Distributions to Other Members ($1.10 per Unit)	—	(1,779)	—	(1,779)
Distributions to Managing Member	—	—	(198)	(198)
Net income	—	205	198	403
Balance December 31, 2015	1,618,296	9,756	—	9,756
Distributions to Other Members ($1.10 per Unit)	—	(1,780)	—	(1,780)
Distributions to Managing Member	—	—	(198)	(198)
Net (loss) income	—	(965)	198	(767)
Balance December 31, 2016	1,618,296	$7,011	$—	$7,011

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In Thousands)

	2016	2015
Operating activities:
Net (loss) income	$(767)	$403
Adjustment to reconcile net loss to cash used in operating activities:
Accretion of note discount – warrants	(49)	(77)
Amortization of net note origination costs	17	22
Gain on early termination of notes receivable	(50)	(76)
Gain on sales or dispositions of investment in securities	(217)	(153)
Provision for credit losses	620	97
Unrealized loss (gain) on fair value adjustment for warrants	301	(122)
Changes in operating assets and liabilities:
Accounts receivable	(4)	(3)
Due from affiliates	134	(99)
Prepaid expenses and other assets	—	5
Accounts payable, Managing Member	11	—
Accounts payable, other	1	2
Unearned fee income related to notes receivable	(3)	(10)
Net cash used in operating activities	(6)	(11)
Investing activities:
Advance payments	37	18
Purchase of securities	(225)	(60)
Proceeds from early termination of notes receivable	260	593
Proceeds from sales or dispositions of investment in securities	370	9
Payments of note origination costs	(16)	(19)
Note receivable and warrants advances	(2,731)	(3,699)
Principal payments received on notes receivable	3,131	3,240
Net cash provided by investing activities	826	82
Financing activities:
Distributions to Other Members	(1,780)	(1,779)
Distributions to Managing Member	(198)	(198)
Net cash used in financing activities	(1,978)	(1,977)
Net decrease in cash and cash equivalents	(1,158)	(1,906)
Cash and cash equivalents at beginning of year	3,018	4,924
Cash and cash equivalents at end of year	$1,860	$3,018
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$3	$5
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$250	$250
Distributions payable to Managing Member at year-end	$39	$28
Securities acquired through net exercise of warrants	$—	$144

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of August 20, 2012. As of November 14, 2012, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions were subject to a separate escrow and were released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal to not less than $3.75 million in gross proceeds. Total contributions to the Fund exceeded $3.75 million on March 13, 2013, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on August 20, 2014.

As of December 31, 2016, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,618,296 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unitholders, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units), (iii) provide additional distributions to Unitholders from any proceeds from sales of Equity interests and (iv) provide total cash distributions to Unitholders equal to a desirable rate of return on their investment capital. The Company is governed by the ATEL Growth Capital Fund 8, LLC operating agreement.

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (Note 6). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2016 and 2015, and the related statements of income, changes in members’ capital and cash flows for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2016, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks financing opportunities is North America. Currently, 100% of the Company’s operating revenues are from customers domiciled in the United States.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants and rights to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities (primarily preferred stocks) are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. The Company made its initial investment in equity securities during the first quarter of 2014. As of December 31, 2016 and 2015, investments in equity securities totaled $521 thousand and $433 thousand, respectively. There was a disposal of $137 thousand worth of securities during 2016, such disposal produced $355 thousand in cash proceeds and $218 thousand in gain on sales of securities. In comparison, there were no sales or dispositions of securities during 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At December 31, 2016 and 2015, the Managing Member estimated the fair value of warrants to be $481 thousand and $722 thousand, respectively. During 2016, the Company recorded unrealized losses of $301 thousand on fair valuation of its warrants. By comparison, during 2015, the Company recorded unrealized gains of $122 thousand relative to the fair valuation of its warrants. The Company also realized a loss of $1 thousand and a gain of $153 thousand on the net exercise of warrants during 2016 and 2015, respectively. See Note 10 for further discussion.

Advance payments:

Note payments received prior to their due date are recorded as advance payments. The payments are applied against the note receivable when they become due.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2016 and 2015, the related provision for state income taxes was approximately $3 thousand and $7 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2016 and 2015 as follows (in thousands):

	2016	2015
Financial statement basis of net assets	$7,011	$9,756
Tax basis of net assets (unaudited)	10,247	11,985
Difference	$(3,236)	$(2,229)

The primary difference between the tax bases of net assets and the amounts recorded in the financial statements is the result of the difference in accounting for syndication costs used in the financial statements and the Company’s tax returns.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Net (loss) income per financial statements	$(767)	$403
Tax adjustments (unaudited):
Adjustments to gain on sales of assets	52	—
Other	890	(302)
Income per federal tax return (unaudited)	$175	$101

Per Unit data:

Net income (loss) per Unit is based upon the weighted average number of Other Members Units outstanding during the year.

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management will adopt the standard and is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15,2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue.

3. Concentration of credit risk and major customers:

The Company provides debt financing to borrowers in diversified industries. Notes receivable are subject to the Managing Member’s credit committee review. The notes receivable provide for the return of the equipment or other underlying collateral to the Company upon default.

During 2016 and 2015, certain financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Lending Revenues
Borrower	Type of Equipment	2016	2015
Luxtera, Inc.	Research	18%	*
Kinestral Technologies, Inc.	Research	14%	11%
Emulate, Inc.	Office Equipment	12%	*
Tegile Systems, Inc.	Computers	12%	15%
Digital Ocean, Inc.	Computers	11%	17%
Avogy, Inc.	Research	*	14%

*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or notes receivable as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 30 to 48 months and bear interest at implicit or stated rates ranging from 11.25% to 18.06% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2017 through 2020.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

As of December 31, 2016 and 2015, seven (Notes A, B and C) and three (Note A) of the Company’s notes receivable were on non-accrual status, respectively. Details are as follows, in thousands, except for the number of notes receivable and the annual interest rate:

	Notes receivable A
	Non-accrual
	December 31, 2016	December 31, 2015
Number of notes	3	3
Net investment value	$133	$151
Annual interest rate	18.00%	18.00%
Fair value adjustments	$106	$97
Fair value amount	$27	$55
Interest income not recorded relative to original terms	$16	$15

Date	Note A modification
December 1, 2014	Notes were placed on non-accrual status.
January 1, 2015	Defer payment of principal, interest-only payments at their original rates through June 30, 2015. Payments will be adjusted so ultimate amounts paid will reflect interest earned at 18% per annum related to the entire term from the original funding date.
1st quarter 2015	Impairment totaling $51 thousand was recorded.
3rd quarter 2015	Impairment totaling $46 thousand was recorded.
4th quarter 2015	Extended interest only payments through June 30, 2016.
Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $9 thousand was recorded.
3rd quarter 2016	Extended interest only payments through January 1, 2017.
1st quarter 2017	Extended payment schedule through January 1, 2020. Term loan matures on January 1, 2020.

Notes receivable B
Non-accrual
December 31, 2016
Number of notes	3
Net investment value	$668
Annual interest rate	14.40%
Fair value adjustments	$611
Fair value amount	$57
Interest income not recorded relative to original terms	$96

Date	Note B modification
February 1, 2016	Defer payment of principal, interest-only payments at their original rates.
2nd quarter 2016	Impairment totaling $611 thousand was recorded.
3rd quarter 2016	Defer payment of principal, interest-only payments at their original rates with through January 1, 2017 with an increase to the final balloon payment original maturity dates ranging from April to June 2018 remained.
January 1, 2017	Payments were reverted back to their original rates.
February 22, 2017	Proceeds from the disposal of underlying collateral totaling $130 thousand were received.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

Notes receivable C
Non-accrual
December 31, 2016
Number of notes	1
Net investment value	$53
Annual interest rate	15.88%
Fair value adjustments	$—
Fair value amount	$53
Interest income not recorded relative to original terms	$2

Date	Note C modification
November 1, 2016	Notes were placed on non-accrual status.

As of December 31, 2016, the minimum future payments receivable were as follows (in thousands):

Year ending December 31, 2017	$3,260
2018	2,078
2019	927
2020	57
6,322
Less: portion representing unearned interest income, net	(1,119)
Less: advance payments	(56)
Less: allowance for credit losses	(717)
Notes receivable, net	$4,430

5. Allowance for credit losses:

The Company’s allowance for credit losses were as follows (in thousands):

Valuation Adjustments – Notes Receivable
Balance December 31, 2014	$—
Provision for credit losses	97
Balance December 31, 2015	97
Provision for credit losses	620
Balance December 31, 2016	$717

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

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

The Company’s allowance for credit losses and its recorded investment in notes receivable as of December 31, 2016 and 2015 were as follows (in thousands):

December 31, 2016	Notes Receivable
Allowance for credit losses:
Ending balance	$717
Ending balance: individually evaluated for impairment	$717
Ending balance: collectively evaluated for impairment	$—
Financing receivables:
Ending balance	$5,147
Ending balance: individually evaluated for impairment	$5,147
Ending balance: collectively evaluated for impairment	$—

December 31, 2015	Notes Receivable
Allowance for credit losses:
Ending balance	$97
Ending balance: individually evaluated for impairment	$97
Ending balance: collectively evaluated for impairment	$—
Financing receivables:
Ending balance	$5,819
Ending balance: individually evaluated for impairment	$5,819
Ending balance: collectively evaluated for impairment	$—

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

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

At December 31, 2016 and 2015, the Company’s notes receivables by credit quality indicator and by class of financing receivables were as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	2016	2015
Pass	$4,293	$4,657
Special mention	53	1,011
Substandard	133	151
Doubtful	668	—
Total	$5,147	$5,819

As of December 31, 2016 and 2015, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	801	809	717	833	—
Total	$801	$809	$717	$833	$—

	Impaired Loans
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	151	152	97	160	—
Total	$151	$152	$97	$160	$—

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

At December 31, 2016 and 2015, investment in financing receivables is aged as follows (in thousands):

December 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$5,147	$5,147	$—
Total	$—	$—	$—	$—	$5,147	$5,147	$—

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$5,819	$5,819	$—
Total	$—	$—	$—	$—	$5,819	$5,819	$—

As of December 31, 2016 and 2015, the Company had seven and three notes receivable which were on non-accrual status, respectively. (See Note 4 for details).

6. Related party transactions:

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

During the years ended December 31, 2016 and 2015, the Managing Member and/or affiliates earned commissions, fees and reimbursements pursuant to the Operating Agreement were as follows (in thousands):

	2016	2015
Administrative costs reimbursed to Managing Member and/or affiliates	$240	$183
Asset management fees to Managing Member	73	79
Acquisition costs and note origination fees paid to Managing Member	233	250
	$546	$512

7. Commitments:

At December 31, 2016, there were commitments to fund investments in notes receivable approximating $1.8 million. This amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

9. Members’ Capital:

A total of 1,618,296 Units were issued and outstanding at both December 31, 2016 and 2015. The Fund is authorized to issue up to 7,500,000 additional Units in addition to the Units issued to the initial Member (50 Units).

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

Distributions to the Other Members for 2016 and 2015 were as follows (in thousands, except as to Units and per Unit data):

	2016	2015
Distributions declared	$1,780	$1,779
Weighted average number of Units outstanding	1,618,296	1,618,296
Weighted average distributions per Unit	$1.10	$1.10

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

At December 31, 2016 and 2015, only the Company’s warrants were measured on a recurring basis. During 2016 and 2015, the Company also recorded non-recurring adjustments to reflect the fair values of certain impaired notes receivable.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the volatility of respective similar publicly traded companies, a risk free interest rate for the term(s) of the warrant exercise(s), and the respective exercise prices and number of warrants. As of December 31, 2016 and 2015, the calculated fair value of the Fund’s warrant portfolio totaled $481 thousand and $722 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	2016	2015
Fair value of warrants at beginning of year	$722	$566
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	76	34
Disposition of warrants	(16)	—
Unrealized (loss) gain on fair value adjustment for warrants	(301)	122
Fair value of warrants at end of year	$481	$722

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

During 2016 and 2015, the Company had recorded fair value adjustments totaling $620 thousand and $97 thousand relative to seven and three impaired notes, respectively.

The fair value adjustments recorded in 2016 and 2015 were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

10. Fair value measurements: - (continued)

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2016 and 2015 (in thousands):

	December 31, 2016	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable	$84	$—	$—	$84

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable	$55	$—	$—	$55

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at December 31, 2016 and 2015:

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.19 – $25.76
			Time to maturity (in years)	3.99 – 14.95
			Risk-free interest rate	1.70% – 2.62%
			Annualized volatility	34.86% – 108.99%
Impaired Notes Receivable	Non-recurring	Market Approach	Third Party Agents' estimate of the value of collateral	$0 – $121,376
			Condition of collateral (equipment)	Poor to Average

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.19 – $25.76
			Exercise price	$0.19 – $25.76
			Time to maturity (in years)	4.99 – 9.76
			Risk-free interest rate	1.76% – 2.26%
			Annualized volatility	100.00%
Impaired Notes Receivable	Non-recurring	Market Approach	Third Party Agents' estimate of the value of collateral	$0 – $25,522
			Condition of collateral (equipment)	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,860	$1,860	$—	$—	$1,860
Notes receivable, net	4,430	—	—	4,416	4,416
Investment in securities	521	—	—	521	521
Warrants	481	—	—	481	481

	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,018	$3,018	$—	$—	$3,018
Notes receivable, net	5,722	—	—	5,699	5,699
Investment in securities	433	—	—	433	433
Warrants	722	—	—	722	722

Commitments and Contingencies

The fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guarantee liability has been incurred or will likely be incurred.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2016. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2016.

This annual report does not include an audit report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 66, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 63, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 58, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2016.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, AGC Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2016 and 2015 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 5 thereof, which information is hereby incorporated by reference.

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

Through December 31, 2016, $1.5 million of commissions, excluding payments for Pennsylvania commissions, has been paid to ASC. Of such amount, $1.1 million has been re-allowed to other broker/dealers.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2016, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

During the years ended December 31, 2016 and 2015, the Company incurred audit fees with its principal auditors totaling $88 thousand and $80 thousand, respectively.

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

Date: March 17, 2017

ATEL GROWTH CAPITAL FUND 8, LLC
(Registrant)

By: AGC Managing Member, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash, Chairman of the Board, President and Chief Executive Officer of AGC Managing Member, LLC, (Managing Member)
By: /s/ Paritosh K. Choksi Paritosh K. Choksi, Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC Managing Member, LLC (Managing Member)
By: /s/ Samuel Schussler Samuel Schussler, Senior Vice President and Chief Accounting Officer of AGC Managing Member, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of AGC Managing Member, LLC, (Managing Member)	March 17, 2017
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC Managing Member, LLC (Managing Member)	March 17, 2017
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of AGC Managing Member, LLC (Managing Member)	March 17, 2017

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.