Form 10-Q
period 2017-03-31
ATEL Growth Capital Fund 8, LLC
filed 2017-05-12
CIK 1537069

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer  ☐     Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2017 was 1,615,596 Units.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016

(in thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,152	$1,860
Accounts receivable	—	7
Notes receivable, net	3,663	4,430
Investment in securities	521	521
Warrants, fair value	510	481
Prepaid expenses and other assets	4	4
Total assets	$6,850	$7,303
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$28	$39
Affiliates	26	—
Accrued distributions to Other Members	250	250
Other	—	3
Total liabilities	304	292
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	6,546	7,011
Total Members’ capital	6,546	7,011
Total liabilities and Members’ capital	$6,850	$7,303

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016

(in thousands except units and per unit data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$144	$166
Gain on early termination of notes receivable	70	—
Gain on sales or dispositions of investment in securities	1	—
Unrealized gain on fair value adjustment for warrants	29	14
Other	9	8
Total revenues	253	188
Expenses:
Acquisition expense	64	—
Cost reimbursements to affiliates	72	56
Provision for credit losses	—	9
Asset management fees to Managing Member	18	21
Professional fees	21	38
Outside services	20	10
Taxes on income and franchise fees	2	3
Bank charges	5	5
Printing and photocopying	2	2
Other	5	3
Total expenses	209	147
Net income	$44	$41
Net income (loss):
Managing Member	$49	$49
Other Members	(5)	(8)
	$44	$41
Net loss per Limited Liability Company Unit (Other Members)	$(0.00)	$(0.00)
Weighted average number of Units outstanding	1,617,156	1,618,296

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2017

(in thousands except units and per unit data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2015	1,618,296	$9,756	$—	$9,756
Distributions to Other Members ($1.10 per Unit)	—	(1,780)	—	(1,780)
Distributions to Managing Member	—	—	(198)	(198)
Net (loss) income	—	(965)	198	(767)
Balance December 31, 2016	1,618,296	7,011	—	7,011
Repurchase of Units	(2,700)	(16)	—	(16)
Distributions to Other Members ($0.27 per Unit)	—	(444)	—	(444)
Distributions to Managing Member	—	—	(49)	(49)
Net (loss) income	—	(5)	49	44
Balance March 31, 2017 (unaudited)	1,615,596	$6,546	$—	$6,546

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$44	$41
Adjustment to reconcile net income to cash (used in) provided by operating activities:
Accretion of note discount – warrants	(13)	(13)
Amortization of net note origination costs	5	5
Gain on early termination of notes receivable	(70)	—
Gain on sales or dispositions of investment in securities	(1)	—
Provision for credit losses	—	9
Unrealized gain on fair value adjustment for warrants	(29)	(14)
Changes in operating assets and liabilities:
Accounts receivable	7	1
Due from affiliates	26	91
Prepaid expenses and other assets	—	(65)
Accounts payable, Managing Member	—	(1)
Accounts payable, other	(3)	3
Unearned fee income related to notes receivable	(9)	(8)
Net cash (used in) provided by operating activities	(43)	49
Investing activities:
Advance payments	(56)	(18)
Purchase of securities	—	(158)
Proceeds from early termination of notes receivable	130	—
Proceeds from sales or dispositions of investment in securities	1	—
Payments of note origination costs	—	(1)
Principal payments received on notes receivable	780	878
Net cash provided by investing activities	855	701
Financing activities:
Distributions to Other Members	(444)	(445)
Distributions to Managing Member	(60)	(49)
Repurchase of units	(16)	—
Net cash used in financing activities	(520)	(494)
Net increase in cash and cash equivalents	292	256
Cash and cash equivalents at beginning of period	1,860	3,018
Cash and cash equivalents at end of period	$2,152	$3,274
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$3	$—
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$250	$250
Distributions payable to Managing Member at period-end	$28	$28

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

The offering was terminated on August 20, 2014. Through March 31, 2017, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of March 31, 2017, a total of 1,615,596 Units were issued and outstanding.

Prior to the termination of its offering, the Fund, or Managing Member on behalf of the Fund, incurred costs in connection with the organization, registration and issuance of the Units. The amount of such costs borne by the Fund was limited by certain provisions of the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies: - (continued)

Purchased securities

Purchased securities (primarily preferred stocks) are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of March 31, 2017 and December 31, 2016, investments in equity securities totaled $521 thousand for both periods. There were no sales or dispositions of securities during the three months ended March 31, 2017 and 2016, respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At March 31, 2017 and December 31, 2016, the Managing Member estimated the fair value of warrants to be $510 thousand and $481 thousand, respectively. During the three months ended March 31, 2017 and 2016, the Company recorded unrealized gains of $29 thousand and $14 thousand, respectively, on the fair valuation of its warrants. The Company also realized $1 thousand and $0 of gains on the net exercise of certain warrants during three months ended March 31, 2017 and 2016, respectively.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, notes receivable and accounts receivable. The Company places the majority of its cash deposits in non-interest bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250,000. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from various industries.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies: - (continued)

as a going concern and to provide related footnote disclosures. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods, beginning after December 15, 2016. Early adoption is permitted. Management adopted the standard and the adoption of ASU 2014-15 did not have a material impact on the Company’s financial statements or related disclosures.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of March 31, 2017, the terms of the notes receivable are from 30 to 84 months and bear interest at implicit or stated rates ranging from 11.25% to 18.06% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2017 through 2020.

As of March 31, 2017 and December 31, 2016, four (Notes A and C) and seven (Note A, B and C) of the Company’s notes receivable were on non-accrual status, respectively. Details are as follows, in thousands, except for the number of notes receivable and the annual interest rate:

	Notes receivable A
	Non-accrual
	March 31, 2017	December 31, 2016
Number of notes	3	3
Net investment value	$107	$133
Annual interest rate	18.00%	18.00%
Fair value adjustments	$106	$106
Fair value amount	$1	$27
Interest income not recorded relative to original terms	$16	$16

Date	Notes A modification
December 1, 2014	Notes placed on non-accrual status.
January 1, 2015	Defer payment of principal, interest-only payments at their original rates through June 30, 2015.
Payments will be adjusted so ultimate amounts paid will reflect interest earned at 18% per annum related to the entire term from the original funding date.
1st quarter 2015	Impairment totaling $51 thousand was recorded.
3rd quarter 2015	Impairment totaling $46 thousand was recorded.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Date	Notes A modification
4th quarter 2015	Extend interest only payments through June 30, 2016.
Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $9 thousand was recorded.
3rd quarter 2016	Extend interest only payments through January 1, 2017.
1st quarter 2017	Extend payment schedule through January 1, 2020.
Term loan matures on January 1, 2020.

Notes receivable B
Non-accrual
December 31, 2016
Number of notes	3
Net investment value	$668
Annual interest rate	14.40%
Fair value adjustments	$611
Fair value amount	$57
Interest income not recorded relative to original terms	$96

Date	Notes B modification
February 1, 2016	Defer payment of principal, interest-only payments at their original rates.
2nd quarter 2016	Impairment totaling $611 thousand was recorded.
3rd quarter 2016	Defer payment of principal, interest-only payments at their original rates with through January 1, 2017 with an increase to the final balloon payment original maturity dates ranging from April to June 2018 remain.
January 1, 2017	Payments reverted back to their original rates.
February 22, 2017	Note terminated upon the receipt of proceeds from the disposal of underlying collateral totaling $130 thousand, resulting in a net loss of $406 thousand.

	Note receivable C
	Non-accrual	Non-accrual
	March 31, 2017	December 31, 2016
Number of notes	1	1
Net investment value	$47	$53
Annual interest rate	15.88%	15.88%
Fair value adjustments	$—	$—
Fair value amount	$47	$53
Interest income not recorded relative to original terms	$4	$2

Date	Note C modification
November 1, 2016	Note placed on non-accrual status.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of March 31, 2017, the minimum future payments receivable are as follows (in thousands):

Nine Months ending December 31, 2017	$1,763
Year ending December 31, 2018	1,747
2019	1,025
2020	57
4,592
Less: portion representing unearned interest income, net	(823)
Less: allowance for credit losses	(106)
Notes receivable, net	$3,663

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Valuation Adjustments – Notes Receivable
Balance December 31, 2015	$97
Provision for credit losses	620
Balance December 31, 2016	717
Notes receivable disposal	(611)
Balance March 31, 2017	$106

The Company’s allowance for credit losses and its recorded investment in notes receivable as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

March 31, 2017	Notes Receivable
Allowance for credit losses:
Ending balance	$106
Ending balance: individually evaluated for impairment	$106
Ending balance: collectively evaluated for impairment	$—
Financing receivables:
Ending balance	$3,769
Ending balance: individually evaluated for impairment	$3,769
Ending balance: collectively evaluated for impairment	$—

December 31, 2016	Notes Receivable
Allowance for credit losses:
Ending balance	$717
Ending balance: individually evaluated for impairment	$717
Ending balance: collectively evaluated for impairment	$—
Financing receivables:
Ending balance	$5,147
Ending balance: individually evaluated for impairment	$5,147
Ending balance: collectively evaluated for impairment	$—

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

At March 31, 2017 and December 31, 2016, the Company’s notes receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Notes Receivable
	March 31, 2017	December 31, 2016
Pass	$3,615	$4,293
Special mention	154	53
Substandard	—	133
Doubtful	—	668
Total	$3,769	$5,147

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of March 31, 2017 and December 31, 2016, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
March 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	107	107	106	107	—
Total	$107	$107	$106	$107	$—

	Impaired Loans
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	801	809	717	833	—
Total	$801	$809	$717	$833	$—

At March 31, 2017 and December 31, 2016, investment in financing receivables is aged as follows (in thousands):

March 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$3,769	$3,769	$—
Total	$—	$—	$—	$—	$3,769	$3,769	$—

December 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$5,147	$5,147	$—
Total	$—	$—	$—	$—	$5,147	$5,147	$—

As of March 31, 2017 and December 31, 2016, the Company had four and seven notes receivable, respectively, which were on non-accrual status (See Note 3 for details).

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

Cost reimbursements to the Managing Member or its affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location. During the three months ended March 31, 2017 and 2016, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Administrative costs reimbursed to Managing Member and/or affiliates	$72	$56
Asset management fees to Managing Member	18	21
Acquisition costs and note origination fees paid to Managing Member	64	—
	$154	$77

6. Commitments:

At March 31, 2017, there were commitments to fund investments in notes receivable totaling $1.5 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

7. Members’ Capital:

A total of 1,615,596 and 1,618,296 Units were issued and outstanding as of March 31, 2017 and December 31, 2016, respectively. The Fund is authorized to issue up to 7,500,000 Units in addition to the Units issued to the initial Member (50 Units).

Distributions to the Other Members for the three months ended March 31, 2017 and 2016 are as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2017	2016
Distributions declared	$444	$445
Weighted average number of Units outstanding	1,617,156	1,618,296
Weighted average distributions per Unit	$0.27	$0.27

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements:

At March 31, 2017 and December 31, 2016, only the Company’s warrants were measured on a recurring basis.

During the three months ended March 31, 2017, no non-recurring adjustments were recorded to further write down the fair values of these notes. During the period ended December 31, 2016, the Company recorded non-recurring fair value adjustments to reduce the cost basis of certain impaired notes.

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

As of March 31, 2017 and December 31, 2016, the calculated fair value of the Fund’s warrant portfolio totaled $510 thousand and $481 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three months ended March 31, 2017 and 2016 and classified as level 3 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Fair value of warrants at beginning of period	$481	$722
Unrealized gain on fair value adjustment for warrants	29	14
Fair value of warrants at end of period	$510	$736

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans).

During the three months ended March 31, 2017 the Company did not record any fair value adjustments. During the year ended December 31, 2016, the Company had recorded fair value adjustments totaling $620 thousand relative to six impaired notes. The fair value adjustments were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2016 (in thousands):

	December 31, 2016	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable	$84	$—	$—	$84

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2017 and December 31, 2016:

March 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $25.76
			Time to maturity (in years)	3.74 – 14.70
			Risk-free interest rate	1.66% – 2.57%
			Annualized volatility	34.80% – 103.37%

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.19 – $25.76
			Time to maturity (in years)	3.99 – 14.95
			Risk-free interest rate	1.70% – 2.62%
			Annualized volatility	34.86% – 108.99%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$0 – $121,376
			Condition of collateral (equipment)	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,152	$2,152	$—	$—	$2,152
Notes receivable, net	3,663	—	—	3,651	3,651
Investment in securities	521	—	—	521	521
Warrants	510	—	—	510	510

	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,860	$1,860	$—	$—	$1,860
Notes receivable, net	4,430	—	—	4,416	4,416
Investment in securities	521	—	—	521	521
Warrants	481	—	—	481	481

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

Through March 31, 2017, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of March 31, 2017, a total of 1,615,596 Units were issued and outstanding.

Results of Operations

The three months ended March 31, 2017 versus the three months ended March 31, 2016

The Company reported net income of $44 thousand and $41 thousand for the respective three month periods ended March 31, 2017 and 2016. When compared to the prior year period results for the current year quarter reflect increases in both revenues and expenses.

Revenues

Total revenues for the three month period ended March 31, 2017 increased by $65 thousand, or 35%, when compared to the prior year period. Such increase was largely due to a $70 thousand, or 100%, increase in gain on early termination of notes receivable, as there was no such note termination in the prior period; offset, in part, by a $22 thousand, or 13%, decrease in notes receivable interest income largely due to run-off of the loan portfolio; and a $15 thousand, or 107%, increase in unrealized gain on the fair value adjustment for the warrants.

Expenses

Total expenses for the three month period ended March 31, 2017 increased by $62 thousand, or 42%, as compared to prior year period. The net increase in operating expenses was primarily due to a $64 thousand, or 100%, increase in acquisition expense relative to venture origination allocations during the current period; and a $16 thousand, or 29%, increase in cost reimbursements to affiliates relative to employee cost allocations; offset, in part, by a $17 thousand, or 45%, decrease in professional fees due to lower current estimated accounting and legal costs.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $2.2 million and $1.9 million at March 31, 2017 and December 31, 2016, respectively. The liquidity of the Company varies, increasing to the extent cash flows from its portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments.

The Fund will acquire its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(43)	$49
Investing activities	855	701
Financing activities	(520)	(494)
Net increase in cash and cash equivalents	$292	$256

The three months ended March 31, 2017 versus the three months ended March 31, 2016

During the three months ended March 31, 2017 and 2016, the Company’s primary source of liquidity was cash flow from its investments in notes receivable. In addition, the Company realized $131 thousand and $0, of proceeds from the early termination of notes and sales or dispositions of investment securities during the respective three months ended March 31, 2017 and 2016.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $504 thousand and $494 thousand for the three months ended March 31, 2017 and 2016, respectively. Cash was also used to make purchases of investment securities totaling $158 thousand and during the first quarter of 2016. Similar investments were not made during the first quarter of 2017.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through March 31, 2017.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2017, and paid through March 31, 2017. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL Growth Capital Fund 8, LLC Prospectus dated August 20, 2012 (“Prospectus”) under “Income, Losses and Distributions —  Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2017 (in thousands):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 – Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 – Nov 2013	Jan – Dec 2013	866		—		866		1.57	551,608
Dec 2013 – Nov 2014	Jan – Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 – Nov 2015	Jan – Dec 2015	1,779		—		1,779		1.10	1,618,296
Dec 2015 – Nov 2016	Jan – Dec 2016	1,780		—		1,780		1.10	1,618,296
Dec 2016 – Feb 2017	Jan – Mar 2017	444		—		444		0.27	1,618,086
		$6,324		$—		$6,324		$5.55
Source of distributions
Lease and loan payments/payoffs		$6,324	100.00%	$—	0.00%	$6,324	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$6,324	100.00%	$—	0.00%	$6,324	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 46 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from November 14 (date the escrow requirement was met) to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, and December 1, 2016 to February 28, 2017, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2017, there were commitments to fund investments in notes receivable totaling $1.5 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For detailed information on recent accounting pronouncements, see Note 2, Summary of significant accounting policies.

Significant Accounting Policies and Estimates

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the Company’s significant accounting policies since December 31, 2016.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 11, 2017

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