Form 10-Q
period 2017-06-30
ATEL Growth Capital Fund 8, LLC
filed 2017-08-10
CIK 1537069

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2017

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

The number of Limited Liability Company Units outstanding as of July 31, 2017 was 1,615,096 Units.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016

(in thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,114	$1,860
Accounts receivable	—	7
Notes receivable, net	3,144	4,430
Investment in securities	521	521
Warrants, fair value	508	481
Prepaid expenses and other assets	6	4
Total assets	$6,293	$7,303
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$28	$39
Affiliates	2	—
Accrued distributions to Other Members	250	250
Other	—	3
Total liabilities	280	292
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	6,013	7,011
Total Members’ capital	6,013	7,011
Total liabilities and Members’ capital	$6,293	$7,303

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016

(in thousands except units and per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$123	$140	$267	$306
Gain on early termination of notes receivable	—	—	70	—
Gain on sales or dispositions of investment in securities	—	—	1	—
Unrealized (loss) gain on fair value adjustment for warrants	(2)	(33)	27	(19)
Other	4	8	13	16
Total revenues	125	115	378	303
Expenses:
Acquisition expense	41	38	105	38
Cost reimbursements to affiliates	63	59	135	115
(Reversal of) provision for credit losses	(24)	611	(24)	620
Asset management fees to Managing Member	14	19	32	40
Professional fees	36	22	57	60
Outside services	19	9	39	19
Taxes on income and franchise fees	—	—	2	3
Bank charges	5	4	10	9
Other	8	9	15	14
Total expenses	162	771	371	918
Net (loss) income	$(37)	$(656)	$7	$(615)
Net income (loss):
Managing Member	$50	$50	$99	$99
Other Members	(87)	(706)	(92)	(714)
	$(37)	$(656)	$7	$(615)
Net loss per Limited Liability Company Unit (Other Members)	$(0.05)	$(0.44)	$(0.06)	$(0.44)
Weighted average number of Units outstanding	1,615,475	1,618,296	1,616,311	1,618,296

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2017

(in thousands except units and per unit data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2015	1,618,296	$9,756	$—	$9,756
Distributions to Other Members ($1.10 per Unit)	—	(1,780)	—	(1,780)
Distributions to Managing Member	—	—	(198)	(198)
Net (loss) income	—	(965)	198	(767)
Balance December 31, 2016	1,618,296	7,011	—	7,011
Repurchase of Units	(3,200)	(18)	—	(18)
Distributions to Other Members ($0.55 per Unit)	—	(888)	—	(888)
Distributions to Managing Member	—	—	(99)	(99)
Net (loss) income	—	(92)	99	7
Balance June 30, 2017 (unaudited)	1,615,096	$6,013	$—	$6,013

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating activities:
Net (loss) income	$(37)	$(656)	$7	$(615)
Adjustment to reconcile net (loss) income to cash used in operating activities:
Accretion of note discount – warrants	(10)	(13)	(23)	(26)
Amortization of net note origination costs	3	5	8	10
Gain on early termination of notes receivable	—	—	(70)	—
Gain on sales or dispositions of investment in securities	—	—	(1)	—
(Reversal of) provision for credit losses	(24)	611	(24)	620
Unrealized loss (gain) on fair value adjustment for warrants	2	33	(27)	19
Changes in operating assets and liabilities:
Accounts receivable	—	(37)	7	(36)
Due from affiliates	(24)	36	2	127
Prepaid expenses and other assets	(2)	(38)	(2)	(103)
Accounts payable, Managing Member	—	—	—	(1)
Accounts payable, other	—	(2)	(3)	1
Unearned fee income related to notes receivable	(4)	(7)	(13)	(15)
Net cash used in operating activities	(96)	(68)	(139)	(19)
Investing activities:
Advance payments	—	—	(56)	(18)
Purchase of securities	—	(34)	—	(192)
Proceeds from early termination of notes receivable	—	—	130	—
Proceeds from sales or dispositions of investment in securities	—	—	1	—
Payments of note origination costs	—	(2)	—	(3)
Note receivable and warrants advances	—	(213)	—	(213)
Principal payments received on notes receivable	554	826	1,334	1,704
Net cash provided by investing activities	554	577	1,409	1,278
Financing activities:
Distributions to Other Members	(444)	(446)	(888)	(891)
Distributions to Managing Member	(50)	(50)	(110)	(99)
Repurchase of Units	(2)	—	(18)	—
Net cash used in financing activities	(496)	(496)	(1,016)	(990)
Net (decrease) increase in cash and cash equivalents	(38)	13	254	269
Cash and cash equivalents at beginning of period	2,152	3,274	1,860	3,018
Cash and cash equivalents at end of period	$2,114	$3,287	$2,114	$3,287
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$3	$3	$3
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$250	$250	$250	$250
Distributions payable to Managing Member at period-end	$28	$28	$28	$28

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

The offering was terminated on August 20, 2014. Through June 30, 2017, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of June 30, 2017, a total of 1,615,096 Units were issued and outstanding.

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

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Accounts Receivable

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies: - (continued)

Purchased securities

Purchased securities (primarily preferred stocks) are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of June 30, 2017 and December 31, 2016, investments in equity securities totaled $521 thousand for both periods. There were no sales or dispositions of securities during the three and six months ended June 30, 2017 and 2016, respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At June 30, 2017 and December 31, 2016, the Managing Member estimated the fair value of warrants to be $508 thousand and $481 thousand, respectively. During the three and six months ended June 30, 2017, the Company recorded an unrealized loss of $2 thousand and an unrealized gain of $27 thousand, respectively, on the fair valuation of its warrants. During the three and six months ended June 30, 2016, the Company recorded unrealized losses of $33 thousand and $19 thousand, respectively, on fair valuation of its warrants. The Company also realized $0 thousand and $1 thousand related to the net exercise of certain warrants during the three and six month periods ended June 30, 2017, respectively. There were no exercises of warrants during the three and six months ended June 30, 2017, and 2016. See Note 8 for further discussion.

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

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting. The adoption of ASU 2016-15 by the Company is not expected to have a material effect on its financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and expects the Update may potentially result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies: - (continued)

significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements. The Company’s implementation efforts include the identification of equity securities within the scope of the guidance, the evaluation of the measurement alternative available for equity securities without a readily determinable fair value, and the related impact to accounting policies, presentation and disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company expects to adopt the Standards Update. A preliminary evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues. Management expects that accounting policies will not materially change since the principles of revenue recognition from the standard are largely consistent with existing guidance and current practices applied by the Company.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of June 30, 2017, the terms of the notes receivable are from 30 to 84 months and bear interest at implicit or stated rates ranging from 11.25% to 18.06% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2017 through 2020.

As of June 30, 2017 and December 31, 2016, four (Notes A and C) and seven (Note A, B and C) of the Company’s notes receivable were on non-accrual status, respectively. Details are as follows, in thousands, except for the number of notes receivable and the annual interest rate:

	Notes receivable A
	Non-accrual
	June 30, 2017	December 31, 2016
Number of notes	3	3
Net investment value	$82	$133
Annual interest rate	18.00%	18.00%
Fair value adjustments	$82	$106
Fair value amount	$—	$27
Interest income not recorded relative to original terms	$16	$16

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
Notes mature on January 1, 2020.

Notes receivable B
Non-accrual
December 31, 2016
Number of notes	3
Net investment value	$668
Annual interest rate	14.40%
Fair value adjustments	$611
Fair value amount	$57
Interest income not recorded relative to original terms	$96

Date	Notes B modification
February 1, 2016	Defer payment of principal, interest-only payments at their original rates.
2nd quarter 2016	Impairment totaling $611 thousand was recorded.
3rd quarter 2016	Defer payment of principal, interest-only payments at their original rates with through January 1, 2017 with an increase to the final balloon payment original maturity dates ranging from April to June 2018 remain.
January 1, 2017	Payments reverted back to their original rates.
February 22, 2017	Notes terminated upon the receipt of proceeds from the disposal of underlying collateral totaling $130 thousand, resulting in a net loss of $406 thousand.

	Note receivable C
	Non-accrual	Non-accrual
	June 30, 2017	December 31, 2016
Number of notes	1	1
Net investment value	$39	$53
Annual interest rate	15.88%	15.88%
Fair value adjustments	$—	$—
Fair value amount	$39	$53
Interest income not recorded relative to original terms	$5	$2

Date	Note C modification
November 1, 2016	Note placed on non-accrual status.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of June 30, 2017, the minimum future payments receivable are as follows (in thousands):

Six Months ending December 31, 2017	$1,093
Year ending 2018	1,747
2019	1,025
2020	57
3,922
Less: portion representing unearned interest income, net	(696)
Less: allowance for credit losses	(82)
Notes receivable, net	$3,144

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Valuation Adjustments – Notes Receivable
Balance December 31, 2015	$97
Provision for credit losses	620
Balance December 31, 2016	717
Note receivable disposal	(611)
Reversal of provision for credit losses	(24)
Balance June 30, 2017	$82

The Company’s allowance for credit losses and its recorded investment in notes receivable as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

June 30, 2017	Notes Receivable
Allowance for credit losses:
Ending balance	$82
Ending balance: individually evaluated for impairment	$82
Ending balance: collectively evaluated for impairment	$—
Financing receivables:
Ending balance	$3,226
Ending balance: individually evaluated for impairment	$3,226
Ending balance: collectively evaluated for impairment	$—

December 31, 2016	Notes Receivable
Allowance for credit losses:
Ending balance	$717
Ending balance: individually evaluated for impairment	$717
Ending balance: collectively evaluated for impairment	$—
Financing receivables:
Ending balance	$5,147
Ending balance: individually evaluated for impairment	$5,147
Ending balance: collectively evaluated for impairment	$—

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

At June 30, 2017 and December 31, 2016, the Company’s notes receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Notes Receivable
	June 30, 2017	December 31, 2016
Pass	$2,879	$4,293
Special mention	347	53
Substandard	—	133
Doubtful	—	668
Total	$3,226	$5,147

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of June 30, 2017 and December 31, 2016, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
June 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	82	82	82	95	—
Total	$82	$82	$82	$95	$—

	Impaired Loans
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	801	809	717	833	—
Total	$801	$809	$717	$833	$—

At June 30, 2017 and December 31, 2016, investment in financing receivables is aged as follows (in thousands):

June 30, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$3,226	$3,226	$—
Total	$—	$—	$—	$—	$3,226	$3,226	$—

December 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$5,147	$5,147	$—
Total	$—	$—	$—	$—	$5,147	$5,147	$—

As of June 30, 2017 and December 31, 2016, the Company had four and seven notes receivable, respectively, which were on non-accrual status (See Note 3 for details).

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

Cost reimbursements to the Managing Member or its affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location. During the three and six months ended June 30, 2017 and 2016, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Administrative costs reimbursed to Managing Member and/or affiliates	$63	$59	$135	$115
Asset management fees to Managing Member	14	19	32	40
Acquisition costs and note origination fees paid to Managing Member	41	40	105	41
	$118	$118	$272	$196

6. Commitments:

At June 30, 2017, there were commitments to fund investments in notes receivable totaling $1.5 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

7. Members’ Capital:

A total of 1,615,096 and 1,618,296 Units were issued and outstanding as of June 30, 2017 and December 31, 2016, respectively. The Fund is authorized to issue up to 7,500,000 Units in addition to the Units issued to the initial Member (50 Units).

Distributions to the Other Members for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Distributions declared	$444	$446	$888	$891
Weighted average number of Units outstanding	1,615,475	1,618,296	1,616,311	1,618,296
Weighted average distributions per Unit	$0.27	$0.28	$0.55	$0.55

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements:

At June 30, 2017 and December 31, 2016, only the Company’s warrants were measured on a recurring basis.

During the three and six months ended June 30, 2017, no non-recurring adjustments were recorded to write down the fair values of certain notes receivable. During the period ended December 31, 2016, the Company recorded non-recurring fair value adjustments to reduce the cost basis of certain impaired notes receivable.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the volatility of respective similar publicly traded companies, time to maturity, a risk free interest rate for the term(s) of the warrant exercise(s), and the respective exercise prices and number of warrants.

As of June 30, 2017 and December 31, 2016, the calculated fair value of the Fund’s warrant portfolio totaled $508 thousand and $481 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and six months ended June 30, 2017 and 2016 and classified as level 3 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fair value of warrants at beginning of period	$510	$736	$481	$722
Unrealized (loss) gain on fair value adjustment for warrants	(2)	(33)	27	(19)
Fair value of warrants at end of period	$508	$703	$508	$703

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans).

During the three and six months ended June 30, 2017 the Company did not record any fair value adjustments. During the year ended December 31, 2016, the Company had recorded fair value adjustments totaling $620 thousand relative to six impaired notes. The fair value adjustments were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2017 and December 31, 2016:

June 30, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $25.76
			Time to maturity (in years)	3.49 – 14.45
			Risk-free interest rate	1.64% – 2.44%
			Annualized volatility	33.35% – 102.16%

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.19 – $25.76
			Time to maturity (in years)	3.99 – 14.95
			Risk-free interest rate	1.70% – 2.62%
			Annualized volatility	34.86% – 108.99%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$0 – $121,376
			Condition of collateral (equipment)	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,114	$2,114	$—	$—	$2,114
Notes receivable, net	3,144	—	—	3,131	3,131
Investment in securities	521	—	—	521	521
Warrants	508	—	—	508	508

	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,860	$1,860	$—	$—	$1,860
Notes receivable, net	4,430	—	—	4,416	4,416
Investment in securities	521	—	—	521	521
Warrants	481	—	—	481	481

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

Through June 30, 2017, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of June 30, 2017, a total of 1,615,096 Units were issued and outstanding.

Results of Operations

The three months ended June 30, 2017 versus the three months ended June 30, 2016

The Company had net losses of $37 thousand and $656 thousand for the respective three month periods ended June 30, 2017 and 2016. The results for the second quarter of 2017 reflects an increase total revenues and a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2017 increased by $10 thousand, or 9%, as compared to the prior year period. Such increase was largely due to a $31 thousand, or 94%, decrease in unrealized loss on the fair value adjustment for warrants; offset, in part, by a $17 thousand, or 12%, decrease in interest income on notes receivables, including accretion of net note origination costs and discounts, due to the scheduled run-off of the portfolio.

Expenses

Total expenses for the second quarter ended June 30, 2017 decreased by $609 thousand, or 79%, as compared to the prior year period. The net decrease in total expenses was largely due to a $635 thousand, or 104%, decrease in the provision for credit losses, due to the impairment adjustment to three notes receivable; offset, in part, by a $14 thousand, or 64%, increase in professional fees related to the year over year differences in timing and related billings for professional audit and tax services, and a $10 thousand, or 111%, increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements.

The six months ended June 30, 2017 versus the six months ended June 30, 2016

The Company had a net income of $7 thousand and a net loss of $615 thousand for the respective six month periods ended June 30, 2017 and 2016. The results for the six months ending June 30, 2017 reflect an increase in total revenues and a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2017 increased by $75 thousand, or 25%, as compared to the prior year period. Such increase was largely due to a $70 thousand, or 100%, increase in gain on early termination of notes receivable; a $46 thousand, or 242%, favorable change in the unrealized gain/loss on the fair value adjustment for warrants; offset, in part, by a $39 thousand, or 13%, decrease in interest income on notes receivables, including accretion of net note origination costs and discounts, due to the scheduled run-off of the portfolio.

Expenses

Total expenses for the six months ended June 30, 2017 decreased by $547 thousand, or 60%, as compared to the prior year period. The net decrease in total expenses was due to a $644 thousand, or 104%, decrease in the provision for credit losses, primarily due to management review and adjustment of three notes receivable in the prior year period; an $8 thousand, or 20%, decrease in asset management fees related to lower interest income; offset, in part, by a $67 thousand, or 176%, increase in acquisition expense relative to increased venture origination allocations during the current period; a $20 thousand, or 17%, increase in cost reimbursements to affiliates related to increased indirect allocations and a $20 thousand, or 105%, increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $2.1 million and $1.9 million at June 30, 2017 and December 31, 2016, respectively. The liquidity of the Company varies, increasing to the extent cash flows from its portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments.

The Fund will acquire its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash (used in) provided by:
Operating activities	$(96)	$(68)	$(139)	$(19)
Investing activities	554	577	1,409	1,278
Financing activities	(496)	(496)	(1,016)	(990)
Net (decrease) increase in cash and cash equivalents	$(38)	$13	$254	$269

The three months ended June 30, 2017 versus the three months ended June 30, 2016

During the three months ended June 30, 2017 and 2016, the Company’s primary source of liquidity was cash flow from its investments in notes receivable of $554 thousand and $826 thousand, respectively.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $494 thousand and $496 thousand for the three months ended June 30, 2017 and 2016, respectively. Cash was also used to make purchases of investment securities totaling $34 thousand and during the second quarter of 2016. Similar investments were not made during the second quarter of 2017.

The six months ended June 30, 2017 versus the six months ended June 30, 2016

During the six months ended June 30, 2017 and 2016, the Company’s primary source of liquidity was cash flow from its investments in notes receivable of $1.3 million and $1.7 million, respectively. In addition, the Company realized $131 thousand and $0, of proceeds from the early termination of notes and sales or dispositions of investment securities during the respective six months ended June 30, 2017 and 2016.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $998 thousand and $990 thousand for the six months ended June 30, 2017 and 2016, respectively. Cash was also used to make purchases of investment securities totaling $192 thousand during the first half of 2016. Similar investments were not made during the first half of 2017.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through June 30, 2017.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2017, and paid through June 30, 2017. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL Growth Capital Fund 8, LLC Prospectus dated August 20, 2012 (“Prospectus”) under “Income, Losses and Distributions —  Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2017 (in thousands):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 – Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 – Nov 2013	Jan – Dec 2013	866		—		866		1.57	551,608
Dec 2013 – Nov 2014	Jan – Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 – Nov 2015	Jan – Dec 2015	1,779		—		1,779		1.10	1,618,296
Dec 2015 – Nov 2016	Jan – Dec 2016	1,780		—		1,780		1.10	1,618,296
Dec 2016 – May 2017	Jan – Jun 2017	888		—		888		0.55	1,616,827
		$6,768		$—		$6,768		$5.83
Source of distributions
Lease and loan payments/payoffs		$6,768	100.00%	$—	0.00%	$6,768	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$6,768	100.00%	$—	0.00%	$6,768	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 46 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from November 14 (date the escrow requirement was met) – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, and December 1, 2016 – May 31, 2017, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2017, there were commitments to fund investments in notes receivable totaling $1.5 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 10, 2017

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