Form 10-K
period 2017-12-31
ATEL Growth Capital Fund 8, LLC
filed 2018-03-27
CIK 1537069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2017
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission File number 000-55217

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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2018 was 1,612,396.

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

As of December 31, 2017, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,612,396 Units were issued and outstanding.

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

Note Receivable Activities

The Company seeks to finance assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2017 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Research & development	$5,210	29.80%
Computers	4,691	26.83%
Manufacturing	2,175	12.44%
Office equipment	1,299	7.43%
Recycling	400	2.29%
Food processing	200	1.14%
Other	3,506	20.07%
	$17,481	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Hardware & peripheral devices	$6,618	37.86%
Health services	2,594	14.84%
Computer engines	3,236	18.51%
Business services	1,454	8.32%
Clean technology	1,225	7.01%
Manufacturing	800	4.58%
Construction	492	2.81%
Communications	350	2.00%
Other	712	4.07%
	$17,481	100.00%

From inception to December 31, 2017, assets financed by the Company that were associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Early Termination of Notes Proceeds	Total Payments Received
Computers	$4,392	$611	$4,750
Research & Development	2,427	176	2,115
Office equipment	969	—	1,102
Manufacturing	899	—	1,094
Recycling	400	342	137
Food processing	200	—	257
Other	2,450	1,120	1,794
	$11,737	$2,249	$11,249

For further information regarding the Company’s notes receivable as of December 31, 2017, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2017, a total of 411 investors were Unitholders of record in the Company.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2017.

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

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the financial statements.
B.	Investments in Notes Receivable: The estimated values for Investments in Notes Receivable are assumed to approximate the reported GAAP balances.
C.	Investments in Securities: The estimated values for Investments in Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.
D.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
E.	Syndication Costs: Syndication costs for the Fund have been estimated based on 15% of gross equity raised, and are assumed to be amortized over the expected 12-year life of the Fund. The remaining unamortized portion has been added to the Fund’s balance sheet as an asset.
F.	Accrued distributions: Accrued distributions which are payable to the Unit holders have been removed from the Fund’s balance sheet liability section because they are not a liability to a third party.

ATEL GROWTH CAPITAL FUND 8, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL GROWTH CAPITAL FUND 8, LLC at December 31, 2017 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $4.15. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL GROWTH CAPITAL FUND 8, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL GROWTH CAPITAL FUND 8, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made consistently through December 2017. The rate for monthly distributions from 2017 operations was $0.092 per Unit for the period from January through December 2017. Likewise, the rate for monthly distributions from 2016 operations was $0.092 per Unit for the period from January through December 2016. The rate for each of the quarterly distributions paid in 2017 and 2016 was $0.275 per Unit.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2017, and paid through December 31, 2017. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Fund’s Prospectus dated August 20, 2012 under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2017 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 – Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 – Nov 2013	Jan – Dec 2013	866		—		866		1.57	551,608
Dec 2013 – Nov 2014	Jan – Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 – Nov 2015	Jan – Dec 2015	1,779		—		1,779		1.10	1,618,296
Dec 2015 – Nov 2016	Jan – Dec 2016	1,780		—		1,780		1.10	1,618,296
Dec 2016 – Nov 2017	Jan – Dec 2017	1,776		—		1,776		1.10	1,615,808
		$7,656		$—		$7,656		$6.38
Source of distributions
Lease and loan payments/payoffs		$7,656	100.00%	$—	0.00%	$7,656	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$7,656	100.00%	$—	0.00%	$7,656	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 46 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balance shown represent weighted average units for the period from November 14 (date escrow requirement was met) – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, and December 1, 2016 – November 30, 2017, respectively.

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2017, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,612,396 Units were issued and outstanding.

Results of Operations

2017 versus 2016

The Company had net losses of $139 thousand and $767 thousand for the years ended December 31, 2017 and 2016, respectively. The results for 2017 reflected an increase in total revenues and a decrease in total operating expenses when compared to prior year.

Revenues

Total revenues for 2017 increased by $90 thousand, or 16%, as compared to prior year. Such increase was largely due to a $250 thousand, or 83%, favorable change in the unrealized loss on the fair value adjustment for warrants; a $54 thousand, or 108%, increase in gain on early termination of notes receivable; offset in part, by a $118 thousand, or 54%, decrease in the gain on sales or dispositions of investment in securities; and a $92 thousand, or 16%, decrease in interest income on notes receivables, including accretion of net note origination costs and discounts, due to the scheduled run-off of the portfolio.

Expenses

Total expenses for 2017 decreased by $538 thousand, or 40%, as compared to prior year. The net decrease in total expenses was largely due to a $693 thousand, or 112%, decrease in the provision for credit losses, primarily due to a note writedown in the prior year; a $109 thousand, or 45%, decrease in cost reimbursements to affiliates, due to lower indirect costs allocated by the Manager, a result of refinement of cost allocation methodology; a $47 thousand, or 22%, decrease in acquisition expenses relative to a decrease in venture origination allocations during 2017; a $20 thousand, or 27%, decrease in asset management fees to Managing Member, due to lower interest income; offset in part, by a $278 thousand increase in impairment losses on investment in securities; a $42 thousand, or 114%, increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements; and an $11 thousand, or 11%, increase in professional fees, due to year over year differences in timing and related billing for audit services.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $1.3 million and $1.9 million at December 31, 2017 and 2016, respectively. The liquidity of the Company varies, increasing to the extent cash flows from portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments.

The Fund acquires its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2017	2016
Net cash (used in) provided by:
Operating activities	$(278)	$(6)
Investing activities	1,666	826
Financing activities	(1,993)	(1,978)
Net decrease in cash and cash equivalents	$(605)	$(1,158)

2017 versus 2016

During 2017 and 2016, the Company’s primary source of liquidity was cash flow from its investments in notes receivable totaling $2.2 million and $3.1 million, respectively. In addition, the Fund realized $895 thousand and $630 thousand of proceeds from the early termination of notes receivable and proceeds from sales or dispositions of investment in securities during 2017 and 2016, respectively.

During the same comparative years, the primary uses of cash were to fund investments in notes receivable and to pay distributions. Investments in notes receivable funded during 2017 and 2016 totaled $1.4 million and $2.7 million, respectively. Distributions paid to both Other Members and the Managing Member totaled $2.0 million during both 2017 and 2016. In addition, cash was used to pay invoices related to management fees and expenses, and other payables in 2017 and 2016.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments

At December 31, 2017, there were commitments to fund investments in notes receivable totaling $900 thousand. This amount represents contract awards which may be canceled by the prospective borrower or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 30.

Report of Independent Registered Public Accounting Firm

The Members
ATEL Growth Capital Fund 8, LLC

We have audited the accompanying balance sheets of ATEL Growth Capital Fund 8, LLC, (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Francisco, California
March 26, 2018

We have served as the Company’s auditor since 2007.

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

DECEMBER 31, 2017 AND 2016
(In Thousands)

	2017	2016
ASSETS
Cash and cash equivalents	$1,255	$1,860
Due from affiliates	150	—
Accounts receivable	13	7
Notes receivable, net	3,021	4,430
Investment in securities	243	521
Warrants, fair value	489	481
Prepaid expenses and other assets	4	4
Total assets	$5,175	$7,303
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$56	$39
Accrued distributions to Other Members	248	250
Other	1	3
Total liabilities	305	292
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	4,870	7,011
Total Members’ capital	4,870	7,011
Total liabilities and Members’ capital	$5,175	$7,303

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)

	2017	2016
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$477	$569
Gain on early termination of notes receivable	104	50
Gain on sales or dispositions of investment in securities	99	217
Unrealized loss on fair value adjustment for warrants	(51)	(301)
Other	26	30
Total revenues	655	565
Expenses:
Acquisition expense	170	217
Cost reimbursements to affiliates	131	240
(Reversal of) provision for credit losses	(73)	620
Impairment losses on investment in securities	278	—
Asset management fees to Managing Member	53	73
Professional fees	107	96
Outside services	79	37
Taxes on income and franchise fees	2	3
Bank charges	17	19
Printing and photocopying	12	8
Other	18	19
Total expenses	794	1,332
Net loss	$(139)	$(767)
Net income (loss):
Managing Member	$198	$198
Other Members	(337)	(965)
	$(139)	$(767)
Net loss per Limited Liability Company Unit (Other Members)	$(0.21)	$(0.60)
Weighted average number of Units outstanding	1,615,306	1,618,296

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	1,618,296	$9,756	$—	$9,756
Distributions to Other Members ($1.10 per Unit)	—	(1,780)	—	(1,780)
Distributions to Managing Member	—	—	(198)	(198)
Net (loss) income	—	(965)	198	(767)
Balance December 31, 2016	1,618,296	7,011	—	7,011
Repurchase of Units	(5,900)	(30)	—	(30)
Distributions to Other Members ($1.10 per Unit)	—	(1,774)	—	(1,774)
Distributions to Managing Member	—	—	(198)	(198)
Net (loss) income	—	(337)	198	(139)
Balance December 31, 2017	1,612,396	$4,870	$—	$4,870

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In Thousands)

	2017	2016
Operating activities:
Net loss	$(139)	$(767)
Adjustment to reconcile net loss to cash used in operating activities:
Accretion of note discount – warrants	(38)	(49)
Amortization of net note origination costs	19	17
Gain on early termination of notes receivable	(104)	(50)
Gain on sales or dispositions of investment in securities	(99)	(217)
(Reversal of) provision for credit losses	(73)	620
Impairment losses on investment in securities	278	—
Unrealized loss on fair value adjustment for warrants	51	301
Changes in operating assets and liabilities:
Accounts receivable	(6)	(4)
Due from affiliates	(150)	134
Accounts payable, Managing Member	6	11
Accounts payable, other	(2)	1
Unearned fee income related to notes receivable	(21)	(3)
Net cash used in operating activities	(278)	(6)
Investing activities:
Advance payments	8	37
Purchase of securities	—	(225)
Proceeds from early termination of notes receivable	796	260
Proceeds from sales or dispositions of investment in securities	99	370
Payments of note origination costs	(25)	(16)
Note receivable and warrants advances	(1,436)	(2,731)
Principal payments received on notes receivable	2,224	3,131
Net cash provided by investing activities	1,666	826
Financing activities:
Distributions to Other Members	(1,776)	(1,780)
Distributions to Managing Member	(187)	(198)
Repurchase of Units	(30)	—
Net cash used in financing activities	(1,993)	(1,978)
Net decrease in cash and cash equivalents	(605)	(1,158)
Cash and cash equivalents at beginning of year	1,860	3,018
Cash and cash equivalents at end of year	$1,255	$1,860
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$3	$3
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$248	$250
Distributions payable to Managing Member at year-end	$49	$39

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

As of December 31, 2017, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,612,396 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2017 and 2016, and the related statements of operations, changes in members’ capital and cash flows for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2017, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Purchased securities

Purchased securities (primarily preferred stocks) are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. The Company made its initial investment in equity securities during the first quarter of 2014. As of December 31, 2017 and 2016, investments in equity securities totaled $243 thousand and $521 thousand, respectively. The Company recorded fair value adjustments on investment in securities totaling $278 thousand and $0 during 2017 and 2016, respectively. There was a disposal of $137 thousand worth of securities during 2016, such disposal produced $355 thousand in cash proceeds and $218 thousand in gain on sales of securities.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At December 31, 2017 and 2016, the Managing Member estimated the fair value of warrants to be $489 thousand and $481 thousand, respectively. During 2017 and 2016, the Company recorded unrealized losses of $51 thousand and $301 thousand, respectively, on fair valuation of its warrants. The Company also realized a gain of $99 thousand and a loss of $1 thousand on the net exercise of warrants during 2017 and 2016, respectively. See Note 10 for further discussion.

Advance payments:

Note payments received prior to their due date are recorded as advance payments. The payments are applied against the note receivable when they become due.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2017 and 2016, the related provision for state income taxes was approximately $2 thousand and $3 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2017 and 2016 as follows (in thousands):

	2017	2016
Financial statement basis of net assets	$4,870	$7,011
Tax basis of net assets (unaudited)	8,374	10,247
Difference	$(3,504)	$(3,236)

The primary difference between the tax bases of net assets and the amounts recorded in the financial statements is the result of the difference in accounting for syndication costs used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the (loss) income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Net loss per financial statements	$(139)	$(767)
Tax adjustments (unaudited):
Adjustments to gain on sales of assets	—	52
Other	(35)	890
(Loss) income per federal tax return (unaudited)	$(174)	$175

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Per Unit data:

Net income (loss) per Unit is based upon the weighted average number of Other Members Units outstanding during the year.

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on its financial statements and disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is non-material as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

3. Concentration of credit risk and major customers:

The Company provides debt financing to borrowers in diversified industries. Notes receivable are subject to the Managing Member’s credit committee review. The notes receivable provide for the return of the equipment or other underlying collateral to the Company upon default.

During 2017 and 2016, certain financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Lending Revenues
Borrower	Type of Equipment	2017	2016
Medgenome, Inc.	Miscellaneous	17%	*
Emulate, Inc.	Office Equipment	16%	12%
Skillz Inc.	Miscellaneous	16%	*
Katerra, Inc.	Manufacturing	14%	*
Luxtera, Inc.	Research	11%	18%
Divergent Technologies, Inc.	Manufacturing	10%	*
Tegile Systems, Inc.	Computers	*	12%
Kinestral Technologies, Inc.	Research	*	14%
Digital Ocean, Inc.	Computers	*	11%

*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or notes receivable as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 9 to 84 months and bear interest at implicit or stated rates ranging from 4.15% to 18.06% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2018 through 2021.

As of December 31, 2017 and 2016, four (Notes A and C) and seven (Notes A, B and C) of the Company’s notes receivable were on non-accrual status, respectively. Details are as follows, in thousands, except for the number of notes receivable and the annual interest rate:

	Notes receivable A
	Non-accrual
	December 31, 2017	December 31, 2016
Number of notes	3	3
Net investment value	$33	$133
Annual interest rate	18.00%	18.00%
Fair value adjustments	$33	$106
Fair value amount	$—	$27
Interest income not recorded relative to original terms	$16	$16

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

Date	Notes A modification
December 1, 2014	Notes placed on non-accrual status.
January 1, 2015	Defer payment of principal, interest-only payments at their original rates through June 30, 2015. Payments will be adjusted so ultimate amounts paid will reflect interest earned at 18% per annum related to the entire term from the original funding date.
1st quarter 2015	Impairment totaling $51 thousand was recorded.
3rd quarter 2015	Impairment totaling $46 thousand was recorded.
4th quarter 2015	Extend interest-only payments through June 30, 2016. Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $9 thousand was recorded.
3rd quarter 2016	Extend interest-only payments through January 1, 2017.
1st quarter 2017	Extend payment schedule through January 1, 2020. Notes mature on January 1, 2020.

Notes receivable B
Non-accrual
December 31, 2016
Number of notes	3
Net investment value	$668
Annual interest rate	14.40%
Fair value adjustments	$611
Fair value amount	$57
Interest income not recorded relative to original terms	$96

Date	Notes B modification
February 1, 2016	Defer payment of principal, interest-only payments at their original rates.
2nd quarter 2016	Impairment totaling $611 thousand was recorded.
3rd quarter 2016	Defer payment of principal, interest-only payments at their original rates with through January 1, 2017 with an increase to the final balloon payment original maturity dates ranging from April to June 2018 remain.
January 1, 2017	Payments reverted back to their original rates.
February 22, 2017	Note terminated upon the receipt of proceeds from the disposal of underlying collateral totaling $130 thousand resulting in a net loss of $406 thousand.

	Note receivable C
	Non-accrual	Non-accrual
	December 31, 2017	December 31, 2016
Number of notes	1	1
Net investment value	$17	$53
Annual interest rate	15.88%	15.88%
Fair value adjustments	$—	$—
Fair value amount	$17	$53
Interest income not recorded relative to original terms	$7	$2

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

Date	Note C modification
November 1, 2016	Note placed on non-accrual status.

As of December 31, 2017, the minimum future payments receivable were as follows (in thousands):

Year ending December 31, 2018	$2,042
2019	1,326
2020	436
2021	36
3,840
Less: portion representing unearned interest income, net	(721)
Less: advance payments	(65)
Less: allowance for credit losses	(33)
Notes receivable, net	$3,021

5. Allowance for credit losses:

The Company’s allowance for credit losses were as follows (in thousands):

Valuation Adjustments – Notes Receivable
Balance December 31, 2015	$97
Provision for credit losses	620
Balance December 31, 2016	717
Note receivable disposal	(611)
Reversal of provision for credit losses	(73)
Balance December 31, 2017	$33

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

The Company’s allowance for credit losses and its recorded investment in notes receivable as of December 31, 2017 and 2016 were as follows (in thousands):

December 31, 2017	Notes Receivable
Allowance for credit losses:
Ending balance	$33
Ending balance: individually evaluated for impairment	$33
Ending balance: collectively evaluated for impairment	$—
Financing receivables:
Ending balance	$3,054
Ending balance: individually evaluated for impairment	$3,054
Ending balance: collectively evaluated for impairment	$—

December 31, 2016	Notes Receivable
Allowance for credit losses:
Ending balance	$717
Ending balance: individually evaluated for impairment	$717
Ending balance: collectively evaluated for impairment	$—
Financing receivables:
Ending balance	$5,147
Ending balance: individually evaluated for impairment	$5,147
Ending balance: collectively evaluated for impairment	$—

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

Doubtful — Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired notes as applicable.

At December 31, 2017 and 2016, the Company’s notes receivables by credit quality indicator and by class of financing receivables were as follows (in thousands):

	Notes Receivable
	December 31, 2017	December 31, 2016
Pass	$2,547	$4,293
Special mention	392	53
Substandard	115	133
Doubtful	—	668
Total	$3,054	$5,147

As of December 31, 2017 and 2016, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	33	33	33	70	—
Total	$33	$33	$33	$70	$—

	Impaired Loans
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	801	809	717	833	—
Total	$801	$809	$717	$833	$—

At December 31, 2017 and 2016, investment in financing receivables is aged as follows (in thousands):

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$3,054	$3,054	$—
Total	$—	$—	$—	$—	$3,054	$3,054	$—

December 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$5,147	$5,147	$—
Total	$—	$—	$—	$—	$5,147	$5,147	$—

As of December 31, 2017 and 2016, the Company had four and seven notes receivable which were on non-accrual status, respectively. (See Note 4 for details).

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

6. Related party transactions:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees for gross financing revenues, and for management of the Company and its investment portfolio.

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

During the years ended December 31, 2017 and 2016, the Managing Member and/or affiliates earned commissions, fees and reimbursements pursuant to the Operating Agreement were as follows (in thousands):

	2017	2016
Administrative costs reimbursed to Managing Member and/or affiliates	$131	$240
Asset management fees to Managing Member	53	73
Acquisition costs and note origination fees paid to Managing Member	195	233
	$379	$546

7. Commitments:

At December 31, 2017, there was a commitment to fund investments in notes receivable totaling $900 thousand. This amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

9. Members’ Capital:

A total of 1,612,396 and 1,618,296 Units were issued and outstanding at December 31, 2017 and 2016, respectively. The Fund is authorized to issue up to 7,500,000 additional Units in addition to the Units issued to the initial Member (50 Units).

From the commencement of the Fund until the initial closing date, as defined in the Operating Agreement, the Company’s net income and net losses are allocated 100% to the Manager. Commencing with the initial closing date, net income and net losses are allocated 100% to the Members. An amount equal to 5% of all Distributions of Cash Available for Distribution and Net Disposition Proceeds will be allocated to the Manager as the carried interest. An amount equal to (i) an additional 5% of all Distributions from Cash Available for Distribution and 1% of all

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

9. Members’ Capital: - (continued)

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

Distributions to the Other Members for 2017 and 2016 were as follows (in thousands, except as to Units and per Unit data):

	2017	2016
Distributions declared	$1,774	$1,780
Weighted average number of Units outstanding	1,615,306	1,618,296
Weighted average distributions per Unit	$1.10	$1.10

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

At December 31, 2017 and 2016, only the Company’s warrants were measured on a recurring basis. During 2017 and 2016, the Company also recorded non-recurring adjustments to reflect the fair values of certain impaired notes receivable.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the volatility of respective similar publicly traded companies, a

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

10. Fair value measurements: - (continued)

risk free interest rate for the term(s) of the warrant exercise(s), and the respective exercise prices and number of warrants. As of December 31, 2017 and 2016, the calculated fair value of the Fund’s warrant portfolio totaled $489 thousand and $481 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	2017	2016
Fair value of warrants at beginning of year	$481	$722
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	59	76
Disposition of warrants	—	(16)
Unrealized loss on fair value adjustment for warrants	(51)	(301)
Fair value of warrants at end of year	$489	$481

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

During 2017, the Company recorded fair value adjustment totaling $73 thousand relative to three notes. During 2016, the Company recorded fair value adjustments totaling $620 thousand relative to seven impaired notes.

The fair value adjustments recorded in 2016 were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2017 and 2016 (in thousands):

	December 31, 2017	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired investment securities	$278	$—	$—	$278

	December 31, 2016	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable	$84	$—	$—	$84

Impaired investment securities (non-recurring)

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

During 2017 and 2016, the Company recorded fair value adjustments totaling $278 thousand and $0 to reduce the cost basis of an impaired investment security, respectively. The reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

10. Fair value measurements: - (continued)

investee, which indicated reduced growth opportunity and eventual reduction in cash flows and revenues. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at December 31, 2017 and 2016:

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $25.76
			Time to maturity (in years)	2.99 – 14.88
			Risk-free interest rate	1.98% – 2.49%
			Annualized volatility	27.78% – 83.30%
Impaired Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.19 – $25.76
			Time to maturity (in years)	3.99 – 14.95
			Risk-free interest rate	1.70% – 2.62%
			Annualized volatility	34.86% – 108.99%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$0 – $121,376
			Condition of collateral (equipment)	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,255	$1,255	$—	$—	$1,255
Notes receivable, net	3,021	—	—	3,009	3,009
Investment in securities	243	—	—	243	243
Warrants	489	—	—	489	489

	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,860	$1,860	$—	$—	$1,860
Notes receivable, net	4,430	—	—	4,416	4,416
Investment in securities	521	—	—	521	521
Warrants	481	—	—	481	481

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2017. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2017.

This annual report does not include an audit report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s internal control over financial reporting was not subject to audit by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 67, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 64, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 59, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2017.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, AGC Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2017 and 2016 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

See Note 6 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for amounts paid.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2017, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 6 thereof.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2017 and 2016, the Company incurred audit fees with its principal auditors totaling $105 thousand and $88 thousand, respectively.

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

Date: March 26, 2018

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of AGC Managing Member, LLC, (Managing Member)	March 26, 2018
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC Managing Member, LLC (Managing Member)	March 26, 2018
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of AGC Managing Member, LLC (Managing Member)	March 26, 2018

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.