Form 10-Q
period 2018-03-31
ATEL Growth Capital Fund 8, LLC
filed 2018-05-15
CIK 1537069

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2018

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

The number of Limited Liability Company Units outstanding as of April 30, 2018 was 1,612,396.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 31, 2017

(in thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$703	$1,255
Due from affiliate	41	150
Accounts receivable	—	13
Notes receivable, net	3,155	3,021
Investment in securities	384	243
Warrants, fair value	521	489
Prepaid expenses and other assets	2	4
Total assets	$4,806	$5,175
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$28	$56
Accrued distributions to Other Members	248	248
Other	—	1
Total liabilities	276	305
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	4,530	4,870
Total Members’ capital	4,530	4,870
Total liabilities and Members’ capital	$4,806	$5,175

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2018 AND 2017

(in thousands except units and per unit data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$122	$144
Gain on early termination of notes receivable	—	70
Gain on sales or dispositions of investment in securities	—	1
Unrealized gain on fair value and observable price adjustments for investment in securities	141	—
Unrealized gain on fair value adjustment for warrants	10	29
Other	3	9
Total revenues	276	253
Expenses:
Asset management fees to Managing Member	13	18
Acquisition expense	26	64
Cost reimbursements to affiliates	44	72
Reversal of provision for credit losses	(24)	—
Professional fees	27	21
Outside services	29	20
Taxes on income and franchise fees	—	2
Bank charges	5	5
Other	6	7
Total expenses	126	209
Net income	$150	$44
Net income (loss):
Managing Member	$49	$49
Other Members	101	(5)
	$150	$44
Net income per Limited Liability Company Unit (Other Members)	$0.06	$(0.00)
Weighted average number of Units outstanding	1,612,396	1,617,156

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2018

(in thousands except units and per unit data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2016	1,618,296	$7,011	$—	$7,011
Repurchase of Units	(5,900)	(30)	—	(30)
Distributions to Other Members ($1.10 per Unit)	—	(1,774)	—	(1,774)
Distributions to Managing Member	—	—	(198)	(198)
Net (loss) income	—	(337)	198	(139)
Balance December 31, 2017	1,612,396	4,870	—	4,870
Distributions to Other Members ($.27 per Unit)	—	(441)	—	(441)
Distributions to Managing Member	—	—	(49)	(49)
Net income	—	101	49	150
Balance March 31, 2018 (unaudited)	1,612,396	$4,530	$—	$4,530

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2018 AND 2017

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$150	$44
Adjustment to reconcile net income to cash provided by (used) in operating activities:
Accretion of note discount – warrants	(11)	(13)
Amortization of net note origination costs	9	5
Gain on early termination of notes receivable	—	(70)
Gain on sales or dispositions of investment in securities	—	(1)
Reversal of provision for credit losses	(24)	—
Unrealized gain on fair value and observable price adjustments for investment in securities	(141)	—
Unrealized gain on fair value adjustment for warrants	(10)	(29)
Changes in operating assets and liabilities:
Accounts receivable	13	7
Due from affiliates	109	26
Prepaid expenses and other assets	2	—
Accounts payable, Managing Member	(28)	—
Accounts payable, other	(2)	(3)
Unearned fee income related to notes receivable	—	(9)
Net cash provided by (used) in operating activities	67	(43)
Investing activities:
Advance payments	(64)	(56)
Proceeds from early termination of notes receivable	—	130
Proceeds from sales or dispositions of investment in securities	—	1
Payments of note origination costs	(2)	—
Note receivable origination and warrants	(600)	—
Principal payments received on notes receivable	537	780
Net cash (used in) provided by investing activities	(129)	855
Financing activities:
Distributions to Other Members	(441)	(444)
Distributions to Managing Member	(49)	(60)
Repurchase of Units	—	(16)
Net cash used in financing activities	(490)	(520)
Net (decrease) increase in cash and cash equivalents	(552)	292
Cash and cash equivalents at beginning of period	1,255	1,860
Cash and cash equivalents at end of period	$703	$2,152
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$3
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$248	$250
Distributions payable to Managing Member at period-end	$44	$28

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

The offering was terminated on August 20, 2014. Through March 31, 2018, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of March 31, 2018, a total of 1,612,396 Units were issued and outstanding.

Prior to the termination of its offering, the Fund, or Managing Member on behalf of the Fund, incurred costs in connection with the organization, registration and issuance of the Units. The amount of such costs borne by the Fund was limited by certain provisions of the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements or adjustments thereto.

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

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants in connection with its lending arrangements.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies: - (continued)

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Company’s purchased securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of March 31, 2018 and December 31, 2017, investments in equity securities totaled $384 thousand and $243 thousand, respectively. Sales or dispositions of securities during the three months ended March 31, 2018 and 2017 were $0 and $1 thousand, respectively. Unrealized gains on fair value adjustment for investment in securities were $141 thousand and $0 for the respective three months ended March 31, 2018 and 2017.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At March 31, 2018 and December 31, 2017, the Managing Member estimated the fair value of warrants to be $521 thousand and $489 thousand, respectively. During the three months ended March 31, 2018 and 2017, the Company recorded unrealized gains of $10 thousand and $29 thousand, respectively, on the fair valuation of its warrants. The Company also realized $0 and $1 thousand of gains on the net exercise of certain warrants during three months ended March 31, 2018 and 2017, respectively.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies: - (continued)

significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-01 did have an impact on its financial statements and disclosures.

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Company elected to record equity investments without readily determinable fair values at cost, less impairment, and adjusted for changes in observable prices. Any changes in the basis of these equity investments are reported in current earnings.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s evaluation of the impact of such adoption on the financial statements of the Fund indicated that such impact was immaterial as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues since leases and loans are not included within the scope of Topic 825.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of March 31, 2018, the terms of the notes receivable are from 9 to 84 months and bear interest at implicit or stated rates ranging from 4.15% to 18.06% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2018 through 2021.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

At March 31, 2018, four of the Company’s notes receivable were removed from non-accrual status. As of December 31, 2017, four (Notes A and C) of the Company’s notes receivable were on non-accrual status. Details are as follows, in thousands, except for the number of notes receivable and the annual interest rate:

Notes receivable A
December 31, 2017
Number of notes	3
Net investment value	$33
Annual interest rate	18.00%
Fair value adjustments	$33
Fair value amount	$—
Interest income not recorded relative to original terms	$16

Date	Notes A modification
December 1, 2014	Notes placed on non-accrual status.
January 1, 2015	Defer payment of principal, interest-only payments at their original rates through June 30, 2015.
Payments will be adjusted so ultimate amounts paid will reflect interest earned at 18% per annum related to the entire term from the original funding date.
1st quarter 2015	Impairment totaling $51 thousand was recorded.
3rd quarter 2015	Impairment totaling $46 thousand was recorded.
4th quarter 2015	Extend interest only payments through June 30, 2016.
Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $9 thousand was recorded.
3rd quarter 2016	Extend interest only payments through January 1, 2017.
1st quarter 2017	Extend payment schedule through January 1, 2020.
Notes mature on January 1, 2020.
1st quarter 2018	Notes removed from non-accrual status as of March 31, 2018.

Note receivable C
Non-accrual
December 31, 2017
Number of notes	1
Net investment value	$17
Annual interest rate	15.88%
Fair value adjustments	—
Fair value amount	$17
Interest income not recorded relative to original terms	$7

Date	Note C modification
November 1, 2016	Note placed on non-accrual status.
1st quarter 2018	Notes removed from non-accrual status as of March 31, 2018.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of March 31, 2018, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2018	$1,671
Year ending December 31, 2019	1,608
2020	524
2021	75
3,878
Less: portion representing unearned interest income, net	(635)
3,243
Accretion of warrants	(98)
Unamortized initial direct costs	19
Less: Allowance for credit losses	(9)
Notes receivable, net	$3,155

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Valuation Adjustments – Notes Receivable
Balance December 31, 2016	$717
Note receivable disposal	(611)
Reversal of provision for credit losses	(73)
Balance December 31, 2017	33
Reversal of provision for credit losses	(24)
Balance March 31, 2018	$9

The Company’s allowance for credit losses and its recorded investment in notes receivable as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

March 31, 2018	Notes Receivable
Allowance for credit losses:
Ending balance	$9
Ending balance: individually evaluated for impairment	$9
Ending balance: collectively evaluated for impairment	$—
Financing receivables:
Ending balance	$3,164
Ending balance: individually evaluated for impairment	$3,164
Ending balance: collectively evaluated for impairment	$—

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

At March 31, 2018 and December 31, 2017, the Company’s notes receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Notes Receivable
	March 31, 2018	December 31, 2017
Pass	$3,048	$2,547
Special mention	116	392
Substandard		115
Doubtful	—	—
Total	$3,164	$3,054

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of March 31, 2018 and December 31, 2017, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
March 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	9	9	9	9	—
Total	$9	$9	$9	$9	$—

	Impaired Loans
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	33	33	33	70	—
Total	$33	$33	$33	$70	$—

At March 31, 2018 and December 31, 2017, investment in financing receivables is aged as follows (in thousands):

March 31, 2018	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$3,164	$3,164	$—
Total	$—	$—	$—	$—	$3,164	$3,164	$—

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$3,054	$3,054	$—
Total	$—	$—	$—	$—	$3,054	$3,054	$—

As of March 31, 2018, the Company had no notes receivable on non-accrual status. As of December 31, 2017, the Company had four notes receivable on non-accrual status (See Note 3 for details).

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

Cost reimbursements to the Managing Member or its affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location. During the three months ended March 31, 2018 and 2017, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Administrative costs reimbursed to Managing Member and/or affiliates	$44	$72
Asset management fees to Managing Member	13	18
Acquisition costs and note origination fees paid to Managing Member	26	64
	$83	$154

6. Commitments:

At March 31, 2018, there were commitments to fund investments in notes receivable totaling $1.4 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

7. Members’ Capital:

A total of 1,612,396 Units were issued and outstanding as of March 31, 2018 and December 31, 2017. The Fund is authorized to issue up to 7,500,000 Units in addition to the Units issued to the initial Member (50 Units).

Distributions to the Other Members for the three months ended March 31, 2018 and 2017 are as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2018	2017
Distributions declared	$441	$444
Weighted average number of Units outstanding	1,612,396	1,617,156
Weighted average distributions per Unit	$0.27	$0.27

8. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2018 and December 31, 2017, the Company’s warrants and investment securities were measured on a recurring basis. At December 31, 2017, only the Company’s warrants were measured on a recurring basis.

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

As of March 31, 2018 and December 31, 2017, the calculated fair value of the Fund’s warrant portfolio totaled $521 thousand and $489 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three months ended March 31, 2018 and 2017 and classified as level 3 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Fair value of warrants at beginning of period	$489	$481
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	22	—
Unrealized gain on fair value adjustment for warrants	10	29
Fair value of warrants at end of period	$521	$510

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2017 (in thousands):

	December 31, 2017	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired investment securities	$278	$—	$—	$278

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2018 and December 31, 2017:

March 31, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $25.76
			Time to maturity (in years)	2.74 – 14.63
			Risk-free interest rate	2.36% – 2.79%
			Annualized volatility	1% – 88.34%

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $25.76
			Time to maturity (in years)	2.99 – 14.88
			Risk-free interest rate	1.98% – 2.49%
			Annualized volatility	27.78% – 83.30%
Impaired Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

Investment in securities

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

The fair value of investment securities that were accounted for on a recurring basis as of the three month ended March 31, 2018 and classified as Level 1 are as follows (in thousands):

Fair value of securities at beginning of period	$92
Unrealized gain on fair value of securities	126
Fair value of investment securities at end of period	$218

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$703	$703	$—	$—	$703
Notes receivable, net	3,155	—	—	3,280	3,280
Investment in securities	218	218	—	—	218
Warrants	521	—	—	521	521

	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,255	$1,255	$—	$—	$1,255
Notes receivable, net	3,021	—	—	3,009	3,009
Investment in securities	243	—	—	243	243
Warrants	489	—	—	489	489

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

Through March 31, 2018, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of March 31, 2018, a total of 1,612,396 Units were issued and outstanding.

Results of Operations

The three months ended March 31, 2018 versus the three months ended March 31, 2017

The Company reported net income of $150 thousand and $44 thousand for the respective three month periods ended March 31, 2018 and 2017. When compared to the prior year period results, the current year quarter reflects an increase in revenues and a decrease in expenses.

Revenues

Total revenues for the three month period ended March 31, 2018 increased by $23 thousand, or 9%, when compared to the prior year period. The increase was largely due to a $122 thousand, or 421%, net increase in unrealized gain on fair value adjustment for warrants and investment securities; offset in part, by a $70 thousand, or 100% decrease in gain on early termination of notes receivable, as there was no note termination in this period; and by a $22 thousand, or 15%, decrease in notes receivable interest income largely due to run-off of the loan portfolio.

Expenses

Total expenses for the three month period ended March 31, 2018 decreased by $83 thousand, or 40%, as compared to the prior year period. The net decrease in operating expenses were primarily due to a $38 thousand, or 59%, decrease in acquisition expense relative to venture origination allocations during the current period; a $28 thousand, or 39%, decrease in cost reimbursements to affiliates relative to indirect cost allocations; and a recognition of a $24 thousand favorable change in the reversal of provision for credit losses, due to customers’ payment of outstanding balances; offset in part, by a $9 thousand, or 45%, increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $0.7 million and $1.3 million at March 31, 2018 and December 31, 2017, respectively. The liquidity of the Company varies, increasing to the extent cash flows from its portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments.

The Fund will acquire its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$67	$(43)
Investing activities	(129)	855
Financing activities	(490)	(520)
Net increase (decrease) in cash and cash equivalents	$(552)	$292

The three months ended March 31, 2018 versus the three months ended March 31, 2017

During the three months ended March 31, 2018 and 2017, the Company’s primary source of liquidity was cash flow from its investments in notes receivable. In addition, the Company realized $0 and $131 thousand, of proceeds from the early termination of notes and sales or dispositions of investment securities during the respective three months ended March 31, 2018 and 2017.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $490 thousand and $504 thousand for the three months ended March 31, 2018 and 2017, respectively.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through March 31, 2018.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2018, and paid through March 31, 2018. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL Growth Capital Fund 8, LLC Prospectus dated August 20, 2012 (“Prospectus”) under “Income, Losses and Distributions —  Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2018 (in thousands):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 – Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 – Nov 2013	Jan – Dec 2013	866		—		866		1.57	551,608
Dec 2013 – Nov 2014	Jan – Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 – Nov 2015	Jan – Dec 2015	1,779		—		1,779		1.10	1,618,296
Dec 2015 – Nov 2016	Jan – Dec 2016	1,780		—		1,780		1.10	1,618,296
Dec 2016 – Nov 2017	Jan – Dec 2017	1,776		—		1,776		1.10	1,615,808
Dec 2017 – Feb 2018	Jan – Mar 2018	442		—		442		0.27	1,612,396
		$8,098		$—		$8,098		$6.65
Source of distributions
Lease and loan payments/payoffs		$8,098	100.00%	$—	0.00%	$8,098	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$8,098	100.00%	$—	0.00%	$8,098	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 46 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balance shown represent weighted average units for the period from November 14 (date escrow requirement was met) – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, and December 1, 2017 – February 28, 2018, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2018, there were commitments to fund investments in notes receivable totaling $1.4 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the Company’s significant accounting policies since December 31, 2017.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 14, 2018

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