Form 10-Q
period 2018-06-30
ATEL Growth Capital Fund 8, LLC
filed 2018-08-10
CIK 1537069

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2018

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

The number of Limited Liability Company Units outstanding as of July 31, 2018 was 1,612,396.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

JUNE 30, 2018 AND DECEMBER 31, 2017

(in thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$357	$1,255
Due from affiliates	78	150
Accounts receivable	—	13
Notes receivable, net	3,125	3,021
Investment in securities	341	243
Warrants, fair value	542	489
Prepaid expenses and other assets	10	4
Total assets	$4,453	$5,175
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$17	$56
Accrued distributions to Other Members	248	248
Other	16	1
Total liabilities	281	305
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	4,172	4,870
Total Members’ capital	4,172	4,870
Total liabilities and Members’ capital	$4,453	$5,175

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2018 AND 2017

(in thousands except units and per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$132	$123	$254	$267
Gain on early termination of notes receivable	—	—	—	70
Gain on sales or dispositions of investment in securities	—	—	—	1
Unrealized gain (loss) on fair value adjustment for warrants	9	(2)	19	27
Unrealized (loss) gain on fair value adjustment for investment in securities	(43)	—	98	—
Other	7	4	10	13
Total revenues	105	125	381	378
Expenses:
Asset management fees to Managing Member	12	14	25	32
Acquisition expense	6	41	33	105
Cost reimbursements to affiliates	32	63	76	135
(Reversal of) provision for credit losses	(9)	(24)	(33)	(24)
Professional fees	9	36	36	57
Outside services	14	19	43	39
Taxes on income and franchise fees	3	—	3	2
Bank charges	5	5	10	10
Other	7	8	12	15
Total expenses	79	162	205	371
Net income (loss)	$26	$(37)	$176	$7
Net income (loss):
Managing Member	$38	$50	$87	$99
Other Members	(12)	(87)	89	(92)
	$26	$(37)	$176	$7
Net income (loss) per Limited Liability Company Unit (Other Members)	$(0.01)	$(0.05)	$0.06	$(0.06)
Weighted average number of Units outstanding	1,612,396	1,615,475	1,612,396	1,616,311

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2018

(in thousands except units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	1,618,296	$7,011	$—	$7,011
Repurchase of Units	(5,900)	(30)	—	(30)
Distributions to Other Members ($1.10 per Unit)	—	(1,774)	—	(1,774)
Distributions to Managing Member	—	—	(198)	(198)
Net (loss) income	—	(337)	198	(139)
Balance December 31, 2017	1,612,396	4,870	—	4,870
Distributions to Other Members ($0.49 per Unit)	—	(787)	—	(787)
Distributions to Managing Member	—	—	(87)	(87)
Net income	—	89	87	176
Balance June 30, 2018 (unaudited)	1,612,396	$4,172	$—	$4,172

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2018 AND 2017

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating activities:
Net income (loss)	$26	$(37)	$176	$7
Adjustment to reconcile net income (loss) to cash provided by (used in) operating activities:
Accretion of note discount – warrants	(13)	(10)	(24)	(23)
Amortization of net note origination costs	8	3	17	8
Gain on early termination of notes receivable	—	—	—	(70)
Gain on sales or dispositions of investment in securities	—	—	—	(1)
Reversal of provision for credit losses	(9)	(24)	(33)	(24)
Unrealized (gain) loss on fair value adjustment for warrants	(9)	2	(19)	(27)
Unrealized loss (gain) on fair value adjustment for securities	43	—	(98)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	13	7
Due from affiliates	(37)	(24)	72	2
Prepaid expenses and other assets	(8)	(2)	(6)	(2)
Accounts payable, Managing Member	(11)	—	(39)	—
Accounts payable, other	17	—	15	(3)
Unearned fee income related to notes receivable	(4)	(4)	(4)	(13)
Net cash provided by (used in) operating activities	3	(96)	70	(139)
Investing activities:
Advance payments	—	—	(64)	(56)
Proceeds from early termination of notes receivable	—	—	—	130
Proceeds from sales or dispositions of investment in securities	—	—	—	1
Payments of note origination costs	—	—	(2)	—
Note receivable advances	(416)	—	(1,016)	—
Principal payments received on notes receivable	451	554	988	1,334
Net cash provided by (used in) investing activities	35	554	(94)	1,409
Financing activities:
Distributions to Other Members	(346)	(444)	(787)	(888)
Distributions to Managing Member	(38)	(50)	(87)	(110)
Repurchase of Units	—	(2)	—	(18)
Net cash used in financing activities	(384)	(496)	(874)	(1,016)
Net (decrease) increase in cash and cash equivalents	(346)	(38)	(898)	254
Cash and cash equivalents at beginning of period	703	2,152	1,255	1,860
Cash and cash equivalents at end of period	$357	$2,114	$357	$2,114
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$—	$3
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$—	$250	$248	$250
Distributions payable to Managing Member at period-end	$—	$28	$17	$28

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

The offering was terminated on August 20, 2014. Through June 30, 2018, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of June 30, 2018, a total of 1,612,396 Units were issued and outstanding.

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

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements or adjustments thereto.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies: - (continued)

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Company’s purchased securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of June 30, 2018 and December 31, 2017, investments in equity securities totaled $341 thousand and $243 thousand, respectively. During the three and six months ended June 30, 2018, the Company recorded fair value adjustments of $43 thousand of unrealized losses and $98 thousand of unrealized gains, respectively. The Company recorded $0 and $1 thousand of gain on sales or disposition of investment in securities during the respective six months ended June 30, 2018 and 2017.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At June 30, 2018 and December 31, 2017, the Managing Member estimated the fair value of warrants to be $542 thousand and $489 thousand, respectively. During the three months ended June 30, 2018 and 2017, the Company recorded unrealized gains of $9 thousand and unrealized losses of $2 thousand, respectively, on the fair valuation of its warrants. During the six months ended June 30, 2018 and 2017, the Company recorded unrealized gains of $19 thousand and $27 thousand, respectively, on the fair valuation of its warrants. There were no exercises of warrants during the three and six months ended June 30, 2018 and 2017.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s evaluation of the impact of such adoption on the financial statements of the Fund indicated that such impact was immaterial as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues since leases and loans are not included within the scope of Topic 606.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of June 30, 2018, the original terms of the notes receivable are from 3 to 84 months and bear interest at implicit or stated rates ranging from 4.15% to 18.06% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2018 through 2021.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

At June 30, 2018, the Company had no notes receivable on non-accrual status. As of December 31, 2017, four (Notes A and C) of the Company’s notes receivable were on non-accrual status. Details are as follows, in thousands, except for the number of notes receivable and the annual interest rate:

Notes receivable A
December 31, 2017
Number of notes	3
Net investment value	$33
Annual interest rate	18.00%
Fair value adjustments	$33
Fair value amount	$—
Interest income not recorded relative to original terms	$16

Note receivable C
Non-accrual
December 31, 2017
Number of notes	1
Net investment value	$17
Annual interest rate	15.88%
Fair value adjustments	$—
Fair value amount	$17
Interest income not recorded relative to original terms	$7

As of June 30, 2018, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2018	$1,186
Year ending December 31, 2019	1,758
2020	673
2021	187
3,804
Less: portion representing unearned interest income, net	(591)
3,213
Unamortized discount on warrants received	(98)
Unamortized initial direct costs	10
Notes receivable, net	$3,125

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Valuation Adjustments – Notes Receivable
Balance December 31, 2016	$717
Note receivable disposal	(611)
Reversal of provision for credit losses	(73)
Balance December 31, 2017	33
Reversal of provision for credit losses	(33)
Balance June 30, 2018	$—

The Company’s allowance for credit losses and its recorded investment in notes receivable as of December 31, 2017 were as follows (in thousands):

December 31, 2017	Notes Receivable
Allowance for credit losses:
Ending balance	$33
Ending balance: individually evaluated for impairment	$33
Ending balance: collectively evaluated for impairment	$—
Financing receivables:
Ending balance	$3,054
Ending balance: individually evaluated for impairment	$3,054
Ending balance: collectively evaluated for impairment	$—

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

At June 30, 2018 and December 31, 2017, the Company’s notes receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Notes Receivable
	June 30, 2018	December 31, 2017
Pass	$3,015	$2,547
Special mention	8	392
Substandard	102	115
Doubtful	—	—
Total	$3,125	$3,054

As of December 31, 2017, the Company’s impaired investment in financing receivables were as follows (in thousands):

	Impaired Investment in Financing Receivables
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	33	33	33	70	—
Total	$33	$33	$33	$70	$—

At June 30, 2018 and December 31, 2017, investment in financing receivables is aged as follows (in thousands):

June 30, 2018	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$3,125	$3,125	$—
Total	$—	$—	$—	$—	$3,125	$3,125	$—

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$3,054	$3,054	$—
Total	$—	$—	$—	$—	$3,054	$3,054	$—

As of June 30, 2018, the Company had no notes receivable on non-accrual status. As of December 31, 2017, the Company had four notes receivable on non-accrual status (See Note 3 for details).

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

Cost reimbursements to the Managing Member or its affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location. During the three and six months ended June 30, 2018 and 2017, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Administrative costs reimbursed to Managing Member and/or affiliates	$32	$63	$76	$135
Asset management fees to Managing Member	12	14	25	32
Acquisition costs and note origination fees paid to Managing Member	6	41	33	105
	$50	$118	$134	$272

6. Commitments:

At June 30, 2018, there were commitments to fund investments in notes receivable totaling $1.2 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

7. Members’ Capital:

A total of 1,612,396 Units were issued and outstanding as of June 30, 2018 and December 31, 2017. The Fund is authorized to issue up to 7,500,000 Units in addition to the Units issued to the initial Member (50 Units).

Distributions to the Other Members for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Distributions declared	$346	$444	$787	$888
Weighted average number of Units outstanding	1,612,396	1,615,475	1,612,396	1,616,311
Weighted average distributions per Unit	$0.21	$0.27	$0.49	$0.55

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

At June 30, 2018 and December 31, 2017, the Company’s warrants and investment securities were measured on a recurring basis. At December 31, 2017, only the Company’s warrants were measured on a recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the volatility of respective similar publicly traded companies, a risk free interest rate, time to maturity, stock prices, exercise prices and number of warrants.

As of June 30, 2018 and December 31, 2017, the calculated fair value of the Fund’s warrant portfolio totaled $542 thousand and $489 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and six months ended June 30, 2018 and 2017 and classified as level 3 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fair value of warrants at beginning of period	$521	$510	$489	$481
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	12	—	34	—
Unrealized gain (loss) on fair value adjustment for warrants	9	(2)	19	27
Fair value of warrants at end of period	$542	$508	$542	$508

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2018 and December 31, 2017:

June 30, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $25.76
			Time to maturity (in years)	2.49 – 14.38
			Risk-free interest rate	2.58% – 2.88%
			Annualized volatility	25.13% – 292.22%

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $25.76
			Time to maturity (in years)	2.99 – 14.88
			Risk-free interest rate	1.98% – 2.49%
			Annualized volatility	27.78% – 83.30%
Impaired Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

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

The fair value of investment securities that were accounted for on a recurring basis as of the three and six months ended June 30, 2018 and classified as Level 1 are as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Fair value of securities at beginning of period	$218	$92
Unrealized (loss) gain on fair value of securities	(42)	84
Fair value of investment securities at end of period	$176	$176

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$357	$357	$—	$—	$357
Notes receivable, net	3,125	—	—	3,253	3,253
Investment in securities	176	176	—	—	176
Warrants	542	—	—	542	542

	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,255	$1,255	$—	$—	$1,255
Notes receivable, net	3,021	—	—	3,009	3,009
Warrants	489	—	—	489	489

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

Through June 30, 2018, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of June 30, 2018, a total of 1,612,396 Units were issued and outstanding.

Results of Operations

The three months ended June 30, 2018 versus the three months ended June 30, 2017

The Company had net income of $26 thousand and net loss $37 thousand for the respective three months ended June 30, 2018 and 2017. The results for the second quarter of 2018 reflect decreases in total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2018 decreased by $20 thousand, or 16%, as compared to the prior year period. Such decrease was largely due to a $43 thousand unfavorable change in the fair value adjustment for investment in securities; offset, in part, by an $11 thousand favorable change in the fair value adjustments for warrants; and a $9 thousand, or 7%, increase in interest income on new investments in notes receivable.

Expenses

Total expenses for the second quarter ended June 30, 2018 decreased by $83 thousand, or 51%, as compared to the prior year period. The net decrease in total expenses was largely due to a $35 thousand, or 85%, decrease in acquisition expense related to the financing of equipment which was not consummated; a $31 thousand, or 49%, decrease in cost reimbursement to affiliates, due to a refinement in cost methodology; and a $27 thousand or 75% decrease in professional fees, related to year over year differences in timing and related billings for professional audit and tax services; offset, in part, by a $15 thousand, or 63%, unfavorable change in the provision for credit losses, due to delinquent accounts.

The six months ended June 30, 2018 versus the six months ended June 30, 2017

The Company had net income of $176 thousand and $7 thousand for the respective six month periods ended June 30, 2018 and 2017. The results for the six months ended June 30, 2018 reflect an increase in total revenues and a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2018 increased by $3 thousand, or 1% as compared to the prior year period. Such increase was largely due to a $98 thousand favorable change in unrealized gains on fair value adjustment for investment in securities; offset, in part, by a $70 thousand, or 100%, decrease in gain on early termination of notes receivable, as there was no note termination during the current period; and a $13 thousand, or 5%, decrease in interest income on investments in notes receivable.

Expenses

Total expenses for the six months ended June 30, 2018 decreased by $166 thousand, or 45%, as compared to the prior year period. The net decrease is mostly due to a $72 thousand, or 69%, decrease in acquisition expense related to the financing of equipment which was not consummated; a $59 thousand, or 44%, decrease in cost reimbursements to affiliates, due to a refinement in cost methodology; and a $21 thousand, or 37%, decrease in professional fees, related to year over year differences in timing and related billings for professional audit and tax services.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $0.4 million and $1.3 million at June 30, 2018 and December 31, 2017, respectively. The liquidity of the Company varies, increasing to the extent cash flows from its portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments.

The Fund will acquire its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,		Six Months Ended June 30,
	2018	2017	2018	2017
Net cash provided by (used in):
Operating activities	$3	$(96)	$70	$(139)
Investing activities	35	554	(94)	1,409
Financing activities	(384)	(496)	(874)	(1,016)
Net (decrease) increase in cash and cash equivalents	$(346)	$(38)	$(898)	$254

The three months ended June 30, 2018 versus the three months ended June 30, 2017

During the three months ended June 30, 2018 and 2017, the Company’s primary source of liquidity was cash flow from its investments in notes receivable.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $384 thousand and $494 thousand for the three months ended June 30, 2018 and 2017, respectively. In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

The six months ended June 30, 2018 versus the six months ended June 30, 2017

During the respective six months ended June 30, 2018 and 2017, the Company’s primary source of liquidity was cash flow from its investments in notes receivable. In addition, the Company realized $0 and $130 thousand of proceeds from the early termination of notes.

Cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $874 thousand and $998 thousand for the six months ended June 30, 2018 and 2017, respectively. In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through June 30, 2018.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2018, and paid through June 30, 2018. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL Growth Capital Fund 8, LLC Prospectus dated August 20, 2012 (“Prospectus”) under “Income, Losses and Distributions —  Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2018 (in thousands)

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 – Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 – Nov 2013	Jan – Dec 2013	866		—		866		1.57	551,608
Dec 2013 – Nov 2014	Jan – Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 – Nov 2015	Jan – Dec 2015	1,779		—		1,779		1.10	1,618,296
Dec 2015 – Nov 2016	Jan – Dec 2016	1,780		—		1,780		1.10	1,618,296
Dec 2016 – Nov 2017	Jan – Dec 2017	1,776		—		1,776		1.10	1,615,808
Dec 2017 – June 2018	Jan – Jun 2018	787		—		787		0.49	1,612,396
		$8,443		$—		$8,443		$6.87
Source of distributions
Lease and loan payments/payoffs		$8,443	100.00%	$—	0.00%	$8,443	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$8,443	100.00%	$—	0.00%	$8,443	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 46 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balance shown represent weighted average units for the period from November 14 (date escrow requirement was met) – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, and December 1, 2017 – February 28, 2018, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2018, there were commitments to fund investments in notes receivable totaling $1.2 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 9, 2018

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