Form 10-Q
period 2018-09-30
ATEL Growth Capital Fund 8, LLC
filed 2018-11-08
CIK 1537069

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2018

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

The number of Limited Liability Company Units outstanding as of October 31, 2018 was 1,612,396.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$259	$1,255
Due from affiliates	95	150
Accounts receivable	4	13
Notes receivable, net	2,709	3,021
Investment in securities	308	243
Warrants, fair value	541	489
Prepaid expenses and other assets	29	4
Total assets	$3,945	$5,175
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$28	$56
Affiliates	98	—
Accrued distributions to Other Members	249	248
Other	—	1
Total liabilities	375	305
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	3,570	4,870
Total Members’ capital	3,570	4,870
Total liabilities and Members’ capital	$3,945	$5,175

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2018 AND 2017

(in thousands except units and per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Lending activities:
Notes receivable interest income, including accretion of net note origination costs and discounts	$128	$103	$382	$370
Gain on early termination of notes receivable	—	6	—	76
Gain on sales or dispositions of investment in securities	—	98	—	99
Unrealized (loss) gain on fair value adjustment for warrants	(1)	(86)	18	(59)
Unrealized (loss) gain on fair value adjustment for investment in securities	(33)	—	65	—
Other	2	6	12	19
Total revenues	96	127	477	505
Expenses:
Asset management fees to Managing Member	13	11	38	43
Acquisition expense	2	47	35	152
Cost reimbursements to affiliates	19	60	95	195
Reversal of provision for credit losses	—	(24)	(33)	(48)
Professional fees	29	22	65	79
Outside services	22	15	65	54
Taxes on income and franchise fees	—	—	3	2
Printing and photocopying	3	3	6	8
Dues and subscriptions	—	3	5	7
Bank charges	5	6	15	16
Other	3	—	7	6
Total expenses	96	143	301	514
Net (loss) income	$—	$(16)	$176	$(9)
Net income (loss):
Managing Member	$61	$49	$148	$148
Other Members	(61)	(65)	28	(157)
	$—	$(16)	$176	$(9)
Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.04)	$(0.04)	$0.02	$(0.10)
Weighted average number of Units outstanding	1,612,396	1,615,096	1,612,396	1,615,901

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2018

(in thousands except units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	1,618,296	$7,011	$—	$7,011
Repurchase of Units	(5,900)	(30)	—	(30)
Distributions to Other Members ($1.10 per Unit)	—	(1,774)	—	(1,774)
Distributions to Managing Member	—	—	(198)	(198)
Net (loss) income	—	(337)	198	(139)
Balance December 31, 2017	1,612,396	4,870	—	4,870
Distributions to Other Members ($0.82 per Unit)	—	(1,328)	—	(1,328)
Distributions to Managing Member	—	—	(148)	(148)
Net income	—	28	148	176
Balance September 30, 2018 (unaudited)	1,612,396	$3,570	$—	$3,570

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2018 AND 2017

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating activities:
Net (loss) income	$—	$(16)	$176	$(9)
Adjustment to reconcile net (loss) income to cash provided by (used) in operating activities:
Accretion of note discount – warrants	(10)	(7)	(34)	(30)
Amortization of net note origination costs	5	4	22	12
Gain on early termination of notes receivable	—	(6)	—	(76)
Gain on sales or dispositions of investment in securities	—	(98)	—	(99)
Reversal of provision for credit losses	—	(24)	(33)	(48)
Unrealized loss (gain) on fair value adjustment for warrants	1	86	(18)	59
Unrealized loss (gain) on fair value adjustment for securities	33	—	(65)	—
Changes in operating assets and liabilities:
Accounts receivable	(4)	—	9	7
Due from Managing Member and affiliates	55	11	55	13
Prepaid expenses and other assets	(19)	(1)	(25)	(3)
Accounts payable, Managing Member and affiliates	37	—	70	—
Accounts payable, other	(15)	—	—	(3)
Unearned fee income related to notes receivable	(1)	(5)	(5)	(18)
Net cash provided by (used in) operating activities	82	(56)	152	(195)
Investing activities:
Advance payments	—	—	(64)	(56)
Proceeds from early termination of notes receivable	—	91	—	221
Proceeds from sales or dispositions of investment in securities	—	—	—	1
Payments of note origination costs	(2)	(9)	(4)	(9)
Note receivable advances	—	(60)	(1,016)	(60)
Principal payments received on notes receivable	424	443	1,412	1,777
Net cash provided by investing activities	422	465	328	1,874
Financing activities:
Distributions to Other Members	(541)	(445)	(1,328)	(1,333)
Distributions to Managing Member	(61)	(49)	(148)	(159)
Repurchase of Units	—	—	—	(18)
Net cash used in financing activities	(602)	(494)	(1,476)	(1,510)
Net (decrease) increase in cash and cash equivalents	(98)	(85)	(996)	169
Cash and cash equivalents at beginning of period	357	2,114	1,255	1,860
Cash and cash equivalents at end of period	$259	$2,029	$259	$2,029
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$—	$3
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$249	$249	$249	$249
Distributions payable to Managing Member at period-end	$—	$28	$—	$28

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

The offering was terminated on August 20, 2014. Through September 30, 2018, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of September 30, 2018, a total of 1,612,396 Units were issued and outstanding.

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

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements or adjustments thereto.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies: - (continued)

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of September 30, 2018 and December 31, 2017, investments in equity securities totaled $308 thousand and $243 thousand, respectively. During the respective three and nine months ended September 30, 2018, the Company recorded fair value adjustments of $33 thousand and $65 thousand on the fair valuation of investment securities, respectively. The Company recorded $98 thousand and $99 thousand of gain on sales or disposition of investment in securities during the respective three and nine months ended September 30, 2017.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At September 30, 2018 and December 31, 2017, the Managing Member estimated the fair value of warrants to be $541 thousand and $489 thousand, respectively. During the three months ended September 30, 2018 and 2017, the Company recorded unrealized losses of $1 thousand and $86 thousand, respectively, on the fair valuation of its warrants. During the nine months ended September 30, 2018 and 2017, the Company recorded unrealized gains of $18 thousand and unrealized losses of $59 thousand respectively, on the fair valuation of its warrants. There were no exercises of warrants during the three and nine months ended September 30, 2018 and 2017.

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

Recent accounting pronouncements:

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. Management is currently evaluating the impact of this standard on the financial statements and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance was effective for the Company beginning on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements and disclosures as the new revenue guideline does not affect revenue from loans, which comprise the majority of the Company’s revenues.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of September 30, 2018, the original terms of the notes receivable are from 3 to 84 months and bear interest at implicit or stated rates ranging from 4.29% to 18.06% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2018 through 2022.

At September 30, 2018, the Company had no notes receivable on non-accrual status. As of December 31, 2017, four (Notes A and C) of the Company’s notes receivable were on non-accrual status. Details are as follows, in thousands, except for the number of notes receivable and the annual interest rate:

Notes receivable A
December 31, 2017
Number of notes	3
Net investment value	$33
Annual interest rate	18.00%
Fair value adjustments	$33
Fair value amount	$—
Interest income not recorded relative to original terms	$16

Note receivable C
December 31, 2017
Number of notes	1
Net investment value	$17
Annual interest rate	15.88%
Fair value adjustments	$—
Fair value amount	$17
Interest income not recorded relative to original terms	$7

As of September 30, 2018, the future minimum payments receivable are as follows (in thousands):

Three months ending December 31, 2018	$638
Year ending December 31, 2019	1,758
2020	673
2021	187
3,256
Less: portion representing unearned interest income, net	(467)
2,789
Unamortized discount on warrants received	(88)
Unamortized initial direct costs	8
Notes receivable, net	$2,709

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Valuation Adjustments – Notes Receivable
Balance December 31, 2016	$717
Note receivable disposal	(611)
Reversal of provision for credit losses	(73)
Balance December 31, 2017	33
Reversal of provision for credit losses	(33)
Balance September 30, 2018	$—

The Company’s allowance for credit losses and its recorded investment in notes receivable as of December 31, 2017 were as follows (in thousands):

December 31, 2017	Notes Receivable
Allowance for credit losses:
Ending balance	$33
Ending balance: individually evaluated for impairment	$33
Ending balance: collectively evaluated for impairment	$—
Financing receivables:
Ending balance	$3,054
Ending balance: individually evaluated for impairment	$3,054
Ending balance: collectively evaluated for impairment	$—

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

At September 30, 2018 and December 31, 2017, the Company’s notes receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Notes Receivable
	September 30, 2018	December 31, 2017
Pass	$2,601	$2,547
Special mention	108	392
Substandard	—	115
Doubtful	—	—
Total	$2,709	$3,054

As of December 31, 2017, the Company’s impaired investment in financing receivables were as follows (in thousands):

	Impaired Investment in Financing Receivables
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	33	33	33	70	—
Total	$33	$33	$33	$70	$—

At September 30, 2018 and December 31, 2017, investment in financing receivables is aged as follows (in thousands):

September 30, 2018	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable			$—	$—	$2,709	$2,709	$—
Total	$—	$—	$—	$—	$2,709	$2,709	$—

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$3,054	$3,054	$—
Total	$—	$—	$—	$—	$3,054	$3,054	$—

As of September 30, 2018, the Company had no notes receivable on non-accrual status. As of December 31, 2017, the Company had four notes receivable on non-accrual status (See Note 3 for details).

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

Cost reimbursements to the Managing Member or its affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location. During the three and nine months ended September 30, 2018 and 2017, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Administrative costs reimbursed to Managing Member and/or affiliates	$19	$60	$95	$195
Asset management fees to Managing Member	13	11	38	43
Acquisition costs and note origination fees paid to Managing Member	4	56	39	161
	$36	$127	$172	$399

6. Commitments:

At September 30, 2018, there were commitments to fund investments in notes receivable totaling $100 thousand. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

7. Members’ Capital:

A total of 1,612,396 Units were issued and outstanding as of September 30, 2018 and December 31, 2017. The Fund is authorized to issue up to 7,500,000 Units in addition to the Units issued to the initial Member (50 Units).

Distributions to the Other Members for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Distributions declared	$541	$444	$1,328	$1,332
Weighted average number of Units outstanding	1,612,396	1,615,096	1,612,396	1,615,901
Weighted average distributions per Unit	$0.34	$0.27	$0.82	$0.82

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

At September 30, 2018 and December 31, 2017, the Company’s warrants and investment securities were measured on a recurring basis. At December 31, 2017, only the Company’s warrants were measured on a recurring basis.

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

As of September 30, 2018 and December 31, 2017, the calculated fair value of the Fund’s warrant portfolio totaled $541 thousand and $489 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and nine months ended September 30, 2018 and 2017 and classified as level 3 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fair value of warrants at beginning of period	$542	$508	$489	$481
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	—	—	34	—
Unrealized gain (loss) on fair value adjustment for warrants	(1)	(86)	18	(59)
Fair value of warrants at end of period	$541	$422	$541	$422

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2018 and December 31, 2017:

September 30, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $32.07
			Exercise price	$0.21 – $38.64
			Time to maturity (in years)	2.24 – 14.13
			Risk-free interest rate	2.83% – 3.08%
			Annualized volatility	0% – 292.30%

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $25.76
			Time to maturity (in years)	2.99 – 14.88
			Risk-free interest rate	1.98% – 2.49%
			Annualized volatility	27.78% – 83.30%
Impaired Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

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

The fair value of investment securities that were accounted for on a recurring basis as of the three and nine months ended September 30, 2018 and classified as Level 1 are as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2018	2018
Fair value of securities at beginning of period	$176	$92
Unrealized (loss) gain on fair value of securities	(33)	51
Fair value of investment securities at end of period	$143	$143

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$259	$259	$—	$—	$259
Notes receivable, net	2,709	—	—	2,870	2,870
Investment in securities	143	—	—	143	143
Warrants	541	—	—	541	541

	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,255	$1,255	$—	$—	$1,255
Notes receivable, net	3,021	—	—	3,009	3,009
Warrants	489	—	—	489	489

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

Through September 30, 2018, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of September 30, 2018, a total of 1,612,396 Units were issued and outstanding.

Results of Operations

The three months ended September 30, 2018 versus the three months ended September 30, 2017

The Company had total revenues equal to total expenses for the three months ended September 2018, and net loss of $16 thousand for the three months ended September 2017. The results for the third quarter of 2018 reflect decreases in both total revenues and increases in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2018 decreased by $31 thousand, or 24%, as compared to the prior year period. Such decrease was largely due to a $98 thousand unfavorable change in gain on sales or dispositions of investment in securities; and a $33 thousand unfavorable change in the fair value adjustment for investment securities; offset, in part, by an $85 thousand, or 99%, favorable change in the loss on fair value adjustment for warrants; and a $25 thousand, or 24%, increase in interest income on new investments in notes receivable.

Expenses

Total expenses for the third quarter ended September 30, 2018 decreased by $47 thousand, or 33%, as compared to the prior year period. The net decrease in total expenses was largely due to a $45 thousand, or 96%, decrease in acquisition expense related to the financing of equipment which was not consummated; and a $41 thousand, or 68%, decrease in cost reimbursements to affiliates, due to an adjustment in net cost allocation; offset, in part, by a $24 thousand, or 100%, unfavorable change in the provision for credit losses, as the prior year period reflects the collection of accounts previously written down.

The nine months ended September 30, 2018 versus the nine months ended September 30, 2017

The Company had net income of $176 thousand and net loss of $9 thousand for the respective nine months ended September 30, 2018 and 2017. The results for the nine months ended September 30, 2018 reflect decreases in total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the nine months ended September 30, 2018 decreased by $28 thousand, or 6% as compared to the prior year period. Such decrease was largely due to a $99 thousand unfavorable change in realized gains on the sales or dispositions of investment securities; a $76 thousand, or 100%, a decrease in gain on early termination of notes receivable, as there was no note termination during the current period; offset, in part, by a $77 thousand, or 131%, increase in gain on unrealized gain on fair value adjustment for warrants; and a $65 thousand favorable change in unrealized gain on fair value adjustment for investment securities.

Expenses

Total expenses for the nine months ended September 30, 2018 decreased by $213 thousand, or 41%, as compared to the prior year period. The net decrease is mostly due to a $117 thousand, or 77%, decrease in acquisition expense related to the financing of equipment which was not consummated; a $100 thousand, or 51%, decrease in cost reimbursements to affiliates, due to an adjustment in net cost allocation; and a $14 thousand, or 18%, decrease in professional fees, related to year over year differences in timing and related billings for professional audit and tax services; offset, in part, by a $15 thousand, or 31%, unfavorable change in the provision for credit losses, a direct result of increases in uncollected account balances.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $259 thousand and $1.3 million at September 30, 2018 and December 31, 2017, respectively. The liquidity of the Company varies, increasing to the extent cash flows from its portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments.

The Fund will acquire its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash provided by (used in):
Operating activities	$82	$(56)	$152	$(195)
Investing activities	422	465	328	1,874
Financing activities	(602)	(494)	(1,476)	(1,510)
Net (decrease) increase in cash and cash equivalents	$(98)	$(85)	$(996)	$169

The three months ended September 30, 2018 versus the three months ended September 30, 2017

During the three months ended September 30, 2018 and 2017, the Company’s primary source of liquidity was cash received from its investments in notes receivable totaling $424 thousand and $443 thousand, respectively. In addition, the Company realized $0 and $91 thousand of proceeds from the early termination of notes receivable during the respective three months ended September 30, 2018 and 2017.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $602 thousand and $494 thousand for the three months ended September 30, 2018 and 2017, respectively. Cash was also used to fund new investments in notes receivable totaling $0 and $60 thousand during the three months ended September 30, 2018 and 2017, respectively.

In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

The nine months ended September 30, 2018 versus the nine months ended September 30, 2017

During the nine months ended September 30, 2018 and 2017, the Company’s primary source of liquidity was cash received from its investments in notes receivable totaling $1.4 million and $1.8 million, respectively. In addition, the Company realized $0 and $221 thousand of proceeds from the early termination of notes receivable during the respective nine months ended September 30, 2018 and 2017.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $1.5 million for both the nine months ended September 30, 2018 and 2017.

Cash was also used to fund new investments in notes receivable totaling $1.0 million and $60 thousand during the nine months ended September 30, 2018 and 2017, respectively. Cash was used to pay investors for the repurchase of Units totaling $0 and $18 thousand for the nine months ended September 30, 2018 and 2017 respectively.

In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through September 30, 2018.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2018, and paid through September 30, 2018. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL Growth Capital Fund 8, LLC Prospectus dated August 20, 2012 (“Prospectus”) under “Income, Losses and Distributions —  Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2018 (in thousands)

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 – Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 – Nov 2013	Jan – Dec 2013	866		—		866		1.57	551,608
Dec 2013 – Nov 2014	Jan – Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 – Nov 2015	Jan – Dec 2015	1,779		—		1,779		1.10	1,618,296
Dec 2015 – Nov 2016	Jan – Dec 2016	1,780		—		1,780		1.10	1,618,296
Dec 2016 – Nov 2017	Jan – Dec 2017	1,776		—		1,776		1.10	1,615,808
Dec 2017 – Aug 2018	Jan – Sept 2018	1,328		—		1,328		0.82	1,612,396
		$8,984		$—		$8,984		$7.20
Source of distributions
Lease and loan payments/payoffs		$8,984	100.00%	$—	0.00%	$8,984	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$8,984	100.00%	$—	0.00%	$8,984	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 46 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balance shown represent weighted average units for the period from November 14 (date escrow requirement was met) – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, and December 1, 2017 – August 31, 2018, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2018, there were commitments to fund investments in notes receivable totaling $100 thousand. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Dean L. Cash
31.2	Rule 13a-14(a)/15d-14(a) Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2018

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