Form 10-K
period 2018-12-31
ATEL Growth Capital Fund 8, LLC
filed 2019-03-18
CIK 1537069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2018
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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2019 was 1,612,396.

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

As of December 31, 2018, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,612,396 Units were issued and outstanding.

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

Note Receivable Activities

The Company seeks to finance assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2018 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Research & development	$5,326	28.73%
Computers	4,691	25.31%
Manufacturing	2,175	11.74%
Office equipment	1,299	7.01%
Recycling	400	2.16%
Food processing	200	1.08%
Agriculture	500	2.70%
Other	3,940	21.27%
	$18,531	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Hardware & peripheral devices	$6,734	36.34%
Health services	2,594	14.00%
Computer engines	3,236	17.46%
Business services	1,854	10.00%
Clean technology	1,225	6.61%
Manufacturing	800	4.32%
Agriculture	500	2.70%
Construction	492	2.66%
Communications	350	1.89%
Chemical/Allied products	34	0.18%
Other	712	3.84%
	$18,531	100.00%

From inception to December 31, 2018, assets financed by the Company that were associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Early Termination of Notes Proceeds	Total Payments Received
Computers	$4,392	$611	$4,750
Research & Development	4,434	176	4,565
Office equipment	969	—	1,102
Manufacturing	899	—	1,094
Recycling	400	342	137
Food processing	200	—	257
Other	2,450	1,120	1,794
	$13,744	$2,249	$13,699

For further information regarding the Company’s notes receivable as of December 31, 2018, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2018, a total of 410 investors were Unitholders of record in the Company.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2018.

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

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the financial statements.
B.	Investments in Notes Receivable: The estimated values for Investments in Notes Receivable are assumed to approximate the reported GAAP balances.
C.	Investments in Securities: The estimated values for Investments in Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.
D.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
E.	Syndication Costs: Syndication costs for the Fund have been estimated based on 15% of gross equity raised, and are assumed to be amortized over the expected 10-year life of the Fund. The remaining unamortized portion has been added to the Fund’s balance sheet as an asset.
F.	Accrued distributions: Accrued distributions which are payable to the Unit holders have been removed from the Fund’s balance sheet liability section because they are not a liability to a third party.

ATEL GROWTH CAPITAL FUND 8, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL GROWTH CAPITAL FUND 8, LLC at December 31, 2018 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $2.60. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL GROWTH CAPITAL FUND 8, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL GROWTH CAPITAL FUND 8, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made consistently through December 2018. The rate for monthly distributions from 2018 operations was $0.092 per Unit for the period from January through December 2018. Likewise, the rate for monthly distributions from 2017 operations was $0.092 per Unit for the period from January through December 2017. The rate for each of the quarterly distributions paid in 2018 and 2017 was $0.275 per Unit.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2018, and paid through December 31, 2018. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Fund’s Prospectus dated August 20, 2012 under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2018 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2012 – Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 – Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 – Nov 2013	Jan – Dec 2013	866		—		866		1.57	551,608
Dec 2013 – Nov 2014	Jan – Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 – Nov 2015	Jan – Dec 2015	1,779		—		1,779		1.10	1,618,296
Dec 2015 – Nov 2016	Jan – Dec 2016	1,780		—		1,780		1.10	1,618,296
Dec 2016 – Nov 2017	Jan – Dec 2017	1,776		—		1,776		1.10	1,615,808
Dec 2017 – Nov 2018	Jan – Dec 2018	1,772		—		1,772		1.10	1,612,396
		$9,428		$—		$9,428		$7.48
Source of distributions
Lease and loan payments/payoffs		$9,428	100.00%	$—	0.00%	$9,428	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$9,428	100.00%	$—	0.00%	$9,428	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 46 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balance shown represent weighted average units for the period from November 14 (date escrow requirement was met) – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, and December 1, 2017 – Nevember 30, 2018, respectively.

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2018, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,612,396 Units were issued and outstanding.

Results of Operations

2018 versus 2017

The Company had net income of $83 thousand and net loss of $139 thousand for the years ended December 31, 2018 and 2017, respectively. The results for 2018 reflected a decrease in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for 2018 decreased by $59 thousand, or 9%, as compared to prior year. Such decrease was largely due to a $104 thousand, or 100%, decrease in gain on early termination of notes receivable; and a $92 thousand, or 93%, unfavorable change in realized gains on sales or dispositions of investment securities; offset, in part, by a $90 thousand, or 176%, increase in unrealized gain on fair value adjustment for warrants; and a $39 thousand, or 100%, increase in unrealized gain on fair value adjustment for securities.

Expenses

Total expenses for 2018 decreased by $281 thousand, or 35%, as compared to prior year. The net decrease in total expenses was largely due to a $278 thousand, or 100%, favorable change in impairment losses on investment in securities, and a $143 thousand, or 84%, decrease in acquisition expense related to a decrease in venture origination allocations during 2018; offset, in part, by a $173 thousand, or 237%, unfavorable change in the provision for credit losses, a direct result of a note writedown during 2018.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $214 thousand and $1.3 million at December 31, 2018 and 2017, respectively. The liquidity of the Company varies, increasing to the extent cash flows from portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments.

The Fund acquires its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

Net cash provided by (used in):
Operating activities	$184	$(278)
Investing activities	734	1,666
Financing activities	(1,959)	(1,993)
Net decrease in cash and cash equivalents	$(1,041)	$(605)

2018 versus 2017

During 2018 and 2017, the Company’s primary source of liquidity was cash flow from its investments in notes receivable totaling $1.8 million and $2.2 million, respectively. In addition, the Company realized $796 thousand of proceeds from the early termination of notes receivable and $99 thousand proceeds from sales or dispositions of investment in securities in 2017. There were no proceeds from sales or early termination of notes receivables in 2018.

During the same respective years, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $2.0 million for both years ended December 31, 2018 and 2017.

Cash was also used to fund new investments in notes receivable totaling $1.0 million and $1.4 million during the years ended December 31, 2018 and 2017, respectively. Cash was used to pay investors for the repurchase of Units totaling $0 and $30 thousand for 2018 and 2017 respectively.

In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments

At December 31, 2018, there was no commitment to fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 30.

Report of Independent Registered Public Accounting Firm

The Members
ATEL Growth Capital Fund 8, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL Growth Capital Fund 8, LLC, (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

San Francisco, California
March 15, 2019

We have served as the Company’s auditor since 2011.

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

DECEMBER 31, 2018 AND 2017
(In Thousands)

	2018	2017
ASSETS
Cash and cash equivalents	$214	$1,255
Due from affiliates	34	150
Accounts receivable	—	13
Notes receivable, net	2,188	3,021
Investment in securities	281	243
Warrants, fair value	561	489
Prepaid expenses and other assets	7	4
Total assets	$3,285	$5,175
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member	$63	$56
Accrued distributions to Other Members	249	248
Other	—	1
Total liabilities	312	305
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	2,973	4,870
Total Members’ capital	2,973	4,870
Total liabilities and Members’ capital	$3,285	$5,175

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)

	2018	2017
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$498	$477
Gain on early termination of notes receivable	—	104
Gain on sales or dispositions of investment in securities	7	99
Unrealized gain on fair value adjustment for investment securities	39	—
Unrealized gain (loss) on fair value adjustment for warrants	39	(51)
Other	13	26
Total revenues	596	655
Expenses:
Acquisition expense	27	170
Cost reimbursements to affiliates	117	131
Provision for (reversal of) credit losses	100	(73)
Asset management fees to Managing Member	49	53
Impairment losses on investment in securities	—	278
Professional fees	73	107
Outside services	90	79
Taxes on income and franchise fees	3	2
Bank charges	20	17
Printing and photocopying	11	12
Other	23	18
Total expenses	513	794
Net income (loss)	$83	$(139)
Net income (loss):
Managing Member	$208	$198
Other Members	(125)	(337)
	$83	$(139)
Net loss per Limited Liability Company Unit (Other Members)	$(0.08)	$(0.21)
Weighted average number of Units outstanding	1,612,396	1,615,306

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	1,618,296	$7,011	$—	$7,011
Repurchase of Units	(5,900)	(30)	—	(30)
Distributions to Other Members ($1.10 per Unit)	—	(1,774)	—	(1,774)
Distributions to Managing Member	—	—	(198)	(198)
Net (loss) income	—	(337)	198	(139)
Balance December 31, 2017	1,612,396	4,870	—	4,870
Distributions to Other Members ($1.10 per Unit)	—	(1,772)	—	(1,772)
Distributions to Managing Member	—	—	(208)	(208)
Net (loss) income	—	(125)	208	83
Balance December 31, 2018	1,612,396	$2,973	$—	$2,973

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands)

	2018	2017
Operating activities:
Net income (loss)	$83	$(139)
Adjustment to reconcile net income (loss) to cash provided by (used in) operating activities:
Accretion of note discount – warrants	(44)	(38)
Amortization of net note origination costs	24	19
Gain on early termination of notes receivable	—	(104)
Gain on sales or dispositions of investment in securities	(7)	(99)
Provision for (reversal of) credit losses	100	(73)
Unrealized (gain) loss on fair value adjustment for warrants	(39)	51
Unrealized gain on fair value adjustment for investment securities	(39)	—
Impairment losses on investments in securities	—	278
Changes in operating assets and liabilities:
Accounts receivable	13	(6)
Due from Managing Member and affiliates	117	(150)
Prepaid expenses and other assets	(3)	—
Accounts payable, Managing Member and affiliates	(14)	6
Accounts payable, other	—	(2)
Unearned fee income related to notes receivable	(7)	(21)
Net cash provided by (used in) operating activities	184	(278)
Investing activities:
Advance payments	(64)	8
Proceeds from early termination of notes receivable	—	796
Proceeds from sales or dispositions of investment in securities	8	99
Payments of note origination costs	(4)	(25)
Note receivable advances	(1,050)	(1,436)
Principal payments received on notes receivable	1,843	2,224
Net cash provided by investing activities	733	1,666
Financing activities:
Distributions to Other Members	(1,771)	(1,776)
Distributions to Managing Member	(187)	(187)
Repurchase of Units	—	(30)
Net cash used in financing activities	(1,958)	(1,993)
Net decrease in cash and cash equivalents	(1,041)	(605)
Cash and cash equivalents at beginning of year	1,255	1,860
Cash and cash equivalents at end of year	$214	$1,255
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$—	$3
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$249	$248
Distributions payable to Managing Member at year-end	$49	$28

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

As of December 31, 2018, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,612,396 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2018 and 2017, and the related statements of operations, changes in members’ capital and cash flows for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2018, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

December 31, 2018 and 2017, investments in equity securities totaled $281 thousand and $243 thousand, respectively. As of December 31, 2018 and 2017, the Company recorded fair value adjustments of $39 thousand and $0 on the fair valuation of investment securities, respectively. The Company recorded $7 thousand and $99 thousand of gain on sales or disposition of investment in securities during the respective years ended December 31, 2018 and 2017.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At December 31, 2018 and December 31, 2017, the Managing Member estimated the fair value of warrants to be $561 thousand and $489 thousand, respectively. During the 2018 and 2017, the Company recorded unrealized gain of $39 thousand and unrealized loss of $51 thousand, respectively, on the fair valuation of its warrants. There were no exercises of warrants in 2018.

Advance payments:

Note payments received prior to their due date are recorded as advance payments. The payments are applied against the note receivable when they become due.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2018 and 2017, the related provision for state income taxes was approximately $3 thousand and $2 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2018 and 2017 as follows (in thousands):

	2018	2017
Financial statement basis of net assets	$2,973	$4,870
Tax basis of net assets (unaudited)	6,452	8,374
Difference	$(3,479)	$(3,504)

The primary difference between the tax bases of net assets and the amounts recorded in the financial statements is the result of the difference in accounting for syndication costs used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the (loss) income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Net income per financial statements	$83	$(139)
Tax adjustments (unaudited):
Adjustments to revenues/other expenses	(148)	—
Other	(100)	(35)
Income per federal tax return (unaudited)	$(165)	$(174)

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Per Unit data:

Net income (loss) per Unit is based upon the weighted average number of Other Members Units outstanding during the year.

Recent accounting pronouncements:

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of Accounting Standards Codification (“ASC”) 842, rather than ASC 326. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance was effective for the Company beginning on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements and disclosures as revenues calculated under the new guidelines were substantially the same as had previously been determined.

3. Concentration of credit risk and major customers:

The Company provides debt financing to borrowers in diversified industries. Notes receivable are subject to the Managing Member’s credit committee review. The notes receivable provide for the return of the equipment or other underlying collateral to the Company upon default.

During 2018 and 2017, certain financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Lending Revenues
Borrower	Type of Equipment	2018	2017
Soraa Laser Diode, Inc.	Research	14%	*
Luxtera, Inc.	Research	13%	11%
Ioxus, Inc.	Research	11%	*
Medgenome, Inc.	Miscellaneous	10%	17%
Katerra, Inc.	Manufacturing	10%	14%
Emulate, Inc.	Research	*	16%
Skillz Inc.	Miscellaneous	*	16%
Divergent Technologies, Inc.	Manufacturing	*	10%

*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or notes receivable as a result of normal business activities.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 24 to 84 months and bear interest at implicit or stated rates ranging from 10.57% to 18.06% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2019 through 2021.

At December 31, 2018, the Company had no notes receivable on non-accrual status. As of December 31, 2017, four (Notes A and C) of the Company’s notes receivable were on non-accrual status. Details are as follows, in thousands, except for the number of notes receivable and the annual interest rate:

Notes receivable A
Non-accrual
December 31, 2017
Number of notes	3
Net investment value	$33
Annual interest rate	18.00%
Fair value adjustments	$33
Fair value amount	$—
Interest income not recorded relative to original terms	$16

Date	Notes A modification
December 1, 2014	Notes placed on non-accrual status.
January 1, 2015	Defer payment of principal, interest-only payments at their original rates through June 30, 2015. Payments will be adjusted so ultimate amounts paid will reflect interest earned at 18% per annum related to the entire term from the original funding date.
1st quarter 2015	Impairment totaling $51 thousand was recorded.
3rd quarter 2015	Impairment totaling $46 thousand was recorded.
4th quarter 2015	Extend interest only payments through June 30, 2016.
Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $9 thousand was recorded.
3rd quarter 2016	Extend interest only payments through January 1, 2017.
1st quarter 2017	Extend payment schedule through January 1, 2020.
Notes mature on January 1, 2020.
1st quarter 2018	Notes removed from non-accrual status as of March 31, 2018

Note receivable C
Non-accrual
December 31, 2017
Number of notes	1
Net investment value	$17
Annual interest rate	15.88%
Fair value adjustments	$—
Fair value amount	$17
Interest income not recorded relative to original terms	$7

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

Date	Note C modification
November 1, 2016	Note placed on non-accrual status.
1st quarter 2018	Note removed from non-accrual status as of March 31, 2018.

As of December 31, 2018, the minimum future payments receivable were as follows (in thousands):

Year ending December 31, 2019	1,758
2020	673
2021	187
2,618
Less: portion representing unearned interest income, net	(357)
2,261
Unamortized discount on warrants received	(78)
Unamortized initial direct costs	5
Notes receivable, net	$2,188

5. Allowance for credit losses:

The Company’s allowance for credit losses were as follows (in thousands):

Valuation Adjustments – Notes Receivable
Balance December 31, 2016	$717
Note receivable disposal	(611)
Reversal of provision for credit losses	(73)
Balance December 31, 2017	33
Provision for credit losses	100
Balance December 31, 2018	$133

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

The Company’s allowance for credit losses and its recorded investment in notes receivable as of December 31, 2017 was as follows (in thousands):

December 31, 2018	Notes Receivable
Allowance for credit losses:
Ending balance	$133
Ending balance: individually evaluated for impairment	$133
Ending balance: collectively evaluated for impairment	$—
Financing receivables:
Ending balance	$2,321
Ending balance: individually evaluated for impairment	$2,321
Ending balance: collectively evaluated for impairment	$—

December 31, 2017	Notes Receivable
Allowance for credit losses:
Ending balance	$33
Ending balance: individually evaluated for impairment	$33
Ending balance: collectively evaluated for impairment	$—
Financing receivables:
Ending balance	$3,054
Ending balance: individually evaluated for impairment	$3,054
Ending balance: collectively evaluated for impairment	$—

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

At December 31, 2018 and 2017, the Company’s notes receivables by credit quality indicator and by class of financing receivables were as follows (in thousands):

	Notes Receivable
	December 31, 2018	December 31, 2017
Pass	$2,188	$2,547
Special mention	—	392
Substandard	—	115
Doubtful	133	—
Total	$2,321	$3,054

As of December 31, 2018 and 2017, the Company’s impaired investment in financing receivables were as follows (in thousands):

	Impaired Investment in Financing Receivables
December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	133	133	133	133	—
Total	$133	$133	$133	$133	$—

	Impaired Investment in Financing Receivables
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	33	33	33	70	—
Total	$33	$33	$33	$70	$—

At December 31, 2018 and 2017, investment in financing receivables is aged as follows (in thousands):

December 31, 2018	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,321	$2,321	$—

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$3,054	$3,054	$—

As of December 31, 2018, the Company had no notes on non-accrual status. As of December 31, 2017, the Company had four notes receivable which were on non-accrual status, respectively. (See Note 4 for details).

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

During the years ended December 31, 2018 and 2017, the Managing Member and/or affiliates earned commissions, fees and reimbursements pursuant to the Operating Agreement were as follows (in thousands):

	2018	2017
Administrative costs reimbursed to Managing Member and/or affiliates	$117	$131
Asset management fees to Managing Member	49	53
Acquisition costs and note origination fees paid to Managing Member	31	195
	$197	$379

7. Commitments:

At December 31, 2018, there was no commitment to fund investments in notes receivable.

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

9. Members’ Capital:

A total of 1,612,396 Units were issued and outstanding at both December 31, 2018 and 2017. The Fund is authorized to issue up to 7,500,000 additional Units in addition to the Units issued to the initial Member (50 Units).

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

Distributions to the Other Members for 2018 and 2017 were as follows (in thousands, except as to Units and per Unit data):

	2018	2017
Distributions declared	$1,772	$1,774
Weighted average number of Units outstanding	1,612,396	1,615,306
Weighted average distributions per Unit	$1.10	$1.10

10. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At December 31, 2018, the Company’s warrants and investment securities were measured on a recurring basis. At December 31, 2017, only the Company’s warrants were measured on a recurring basis. During 2018 and 2017, the Company also recorded non-recurring adjustments to reflect the fair values of certain impaired notes receivable.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

10. Fair value measurements: - (continued)

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the volatility of respective similar publicly traded companies, a risk free interest rate for the term(s) of the warrant exercise(s), and the respective exercise prices and number of warrants. As of December 31, 2018 and 2017, the calculated fair value of the Fund’s warrant portfolio totaled $561 thousand and $489 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	2018	2017
Fair value of warrants at beginning of year	$489	$481
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	33	59
Unrealized gain (loss) on fair value adjustment for warrants	39	(51)
Fair value of warrants at end of year	$561	$489

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

The fair value of investment securities that were accounted for on a recurring basis as of the year ended December 31, 2018 and classified as Level 1 are as follows (in thousands):

2018
Fair value of securities at beginning of year	$92
Unrealized gain on fair value of securities	25
Fair value of investment securities at end of year	$117

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

During 2018, the Company recorded fair value adjustment totaling $100 thousand relative to six impaired notes. During 2017, the Company recorded fair value adjustments totaling $73 thousand relative to three impaired notes.

The fair value adjustments recorded in 2018 were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

10. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at December 31, 2018 and 2017:

December 31, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.50
			Exercise price	$0.21 – $38.64
			Time to maturity (in years)	1.99 – 13.88
			Risk-free interest rate	2.48% – 2.76%
			Annualized volatility	23.58% – 292.35%

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $25.76
			Time to maturity (in years)	2.99 – 14.88
			Risk-free interest rate	1.98% – 2.49%
			Annualized volatility	27.78% – 83.30%
Impaired Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

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

Investment in securities

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. These investment securities are valued based on their quoted market prices.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

10. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$214	$214	$—	$—	$214
Notes receivable, net	2,188	—	—	2,266	2,266
Investment in securities	117	117	—	—	117
Warrants	561	—	—	561	561

	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,255	$1,255	$—	$—	$1,255
Notes receivable, net	3,021	—	—	3,009	3,009
Warrants	489	—	—	489	489

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2018. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2018.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 68, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 65, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 60, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2018.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, AGC Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2018 and 2017 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2018, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

During the years ended December 31, 2018 and 2017, the Company incurred audit fees with its principal auditors totaling $68 thousand and $105 thousand, respectively.

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

(14.1)	Code of Ethics
(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2019

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of AGC Managing Member, LLC, (Managing Member)	March 15, 2019
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC Managing Member, LLC (Managing Member)	March 15, 2019
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of AGC Managing Member, LLC (Managing Member)	March 15, 2019

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.