Form 10-Q
period 2019-03-31
ATEL Growth Capital Fund 8, LLC
filed 2019-05-13
CIK 1537069

Form 10‑Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2019

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from        to

Commission File number 000‑55217

ATEL GROWTH CAPITAL FUND 8, LLC

(Exact name of registrant as specified in its charter)

California	37‑1656343
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989‑8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
N/A	N/A	N/A

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2019 was 1,612,396.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

MARCH 31, 2019 AND DECEMBER 31, 2018

(in thousands)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$512	$214
Due from affiliates	69	34
Notes receivable, net	1,565	2,188
Investment in securities	421	281
Warrants, fair value	319	561
Prepaid expenses and other assets	2	7
Total assets	$2,888	$3,285

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$86	$63
Accrued distributions to Other Members	249	249
Total liabilities	335	312

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	2,553	2,973
Total Members’ capital	2,553	2,973
Total liabilities and Members’ capital	$2,888	$3,285

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(in thousands except units and per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$104	$122
Gain on early termination of notes receivable	48	—
Gain on sales or dispositions of investment in securities	161	—
Unrealized gain on fair value adjustment for investment in securities	—	141
Unrealized (loss) gain on fair value adjustment for warrants	(102)	10
Other	1	3
Total revenues	212	276

Expenses:
Asset management fees to Managing Member	9	13
Acquisition expense	—	26
Cost reimbursements to affiliates	36	44
Provision for (reversal of) credit losses	13	(24)
Professional fees	33	27
Outside services	22	29
Taxes on income and franchise fees	1	—
Bank charges	5	5
Printing and photocopying	3	—
Other	6	6
Total expenses	128	126
Net income	$84	$150

Net income:
Managing Member	$60	$49
Other Members	24	101
	$84	$150

Net income per Limited Liability Company Unit (Other Members)	$0.01	$0.06
Weighted average number of Units outstanding	1,612,396	1,612,396

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2019

(in thousands except units and per unit data)

		Amount
			Managing
	Units	Other Members	Member	Total
Balance December 31, 2017	1,612,396	$4,870	$—	$4,870
Distributions to Other Members ($0.27 per Unit)	—	(441)	—	(441)
Distributions to Managing Member	—	—	(49)	(49)
Net income	—	101	49	150
Balance March 31, 2018 (Unaudited)	1,612,396	$4,530	$—	$4,530

Balance December 31, 2018	1,612,396	$2,973	$—	$2,973
Repurchase of Units	—	—	—	—
Distributions to Other Members ($0.28 per Unit)	—	(444)	—	(444)
Distributions to Managing Member	—	—	(60)	(60)
Net income	—	24	60	84
Balance March 31, 2019 (Unaudited)	1,612,396	$2,553	$—	$2,553

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net income	$84	$150
Adjustment to reconcile net income to cash (used in) provided by operating activities:
Accretion of note discount - warrants	(17)	(11)
Amortization of net note origination costs	—	9
Gain on early termination of notes receivable	(48)	—
Gain on sales or dispositions of investment in securities	(161)	—
Provision for (reversal of) credit losses	13	(24)
Unrealized loss (gain) on fair value adjustment for warrants	102	(10)
Unrealized gain on fair value adjustment for investment in securities	—	(141)
Changes in operating assets and liabilities:
Accounts receivable	—	13
Due from affiliates	(35)	109
Prepaid expenses and other assets	5	2
Accounts payable, Managing Member and affiliates	2	(28)
Accounts payable, other	—	(2)
Unearned fee income related to notes receivable	(1)	—
Net cash (used in) provided by operating activities	(56)	67

Investing activities:
Advance payments	—	(64)
Proceeds from early termination of notes receivable	326	—
Proceeds from sales or disposition of investment in securities	161	—
Payments of note origination costs	—	(2)
Notes receivable advances	(13)	(600)
Principal payments received on notes receivable	363	537
Net cash provided by (used in) investing activities	837	(129)

Financing activities:
Distributions to Other Members	(444)	(441)
Distributions to Managing Member	(39)	(49)
Net cash used in financing activities	(483)	(490)

Net increase (decrease) in cash and cash equivalents	298	(552)
Cash and cash equivalents at beginning of period	214	1,255
Cash and cash equivalents at end of period	$512	$703
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$249	$248
Distributions payable to Managing Member at period-end	$27	$44
Conversion of warrants to equity securities	$140	$—

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

The offering was terminated on August 20, 2014. Through March 31, 2019, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of March 31, 2019, a total of 1,612,396 Units were issued and outstanding.

Prior to the termination of its offering, the Fund, or Managing Member on behalf of the Fund, incurred costs in connection with the organization, registration and issuance of the Units. The amount of such costs borne by the Fund was limited by certain provisions of the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10‑K for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements or adjustments thereto.

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of March 31, 2019 and December 31, 2018, investments in equity securities totaled $421 thousand and $281 thousand, respectively. During the three months ended March 31, 2019, there were no unrealized gains or losses on fair valuation of investment securities. During the prior year period, the Company recorded unrealized gains of $141 thousand.  The Company recorded $161 thousand gains on sales or disposition of investment in securities during the three months ended March 31, 2019.  There were no such sales or dispositions during the prior year period.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At March 31, 2019 and December 31, 2018, the Managing Member estimated the fair value of warrants to be $319 thousand and $561 thousand, respectively. During the three months ended March 31, 2019 and 2018, the Company recorded unrealized losses of $102 thousand and unrealized gains of $10 thousand, respectively, on the fair valuation of its warrants. During the first quarter of 2019, there was a net exercise of warrants in exchange for securities.  No exercises of any kind occurred during the comparative prior year period.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, notes receivable and accounts receivable. The Company places the majority of its cash deposits in non-interest bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250,000. The remainder of the Fund’s cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from various industries.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326; however, it will be applicable to our note receivables and direct financing leases, if any. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance was adopted beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of March 31, 2019, the original terms of the notes receivable are from 24 to 84 months and bear interest at implicit or stated rates ranging from 10.57% to 18.06% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2019 through 2022.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2019, the Company had no notes receivable on non-accrual status.

As of March 31, 2019, the future minimum payments receivable are as follows (in thousands):

Nine months ending December 31, 2019	$1,284
Year ending December 31, 2020	517
2021	155
1,956
Less: portion representing unearned interest income, net	(190)
1,766
Unamortized discount on warrants received	(60)
Unamortized initial direct costs	5
Less: allowance for credit losses	(146)
Notes receivable, net	$1,565

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Valuation Adjustments -
Notes Receivable
Balance December 31, 2017	$33
Reversal of provision for credit losses	(24)
Balance March 31, 2018	$9

Valuation Adjustments -
Notes Receivable
Balance December 31, 2018	$133
Provision for credit losses	13
Balance March 31, 2019	$146

The Company’s allowance for credit losses and its recorded investment in notes receivable as of March 31, 2019 and December 31, 2018 as follows (in thousands):

Notes
March 31, 2019	Receivable
Allowance for credit losses:
Ending balance	$146
Ending balance: individually evaluated for impairment	$146
Ending balance: collectively evaluated for impairment	$—

Financing receivables:
Ending balance	$1,766
Ending balance: individually evaluated for impairment	$1,766
Ending balance: collectively evaluated for impairment	$—

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes
December 31, 2018	Receivable
Allowance for credit losses:
Ending balance	$133
Ending balance: individually evaluated for impairment	$133
Ending balance: collectively evaluated for impairment	$—

Financing receivables:
Ending balance	$2,321
Ending balance: individually evaluated for impairment	$2,321
Ending balance: collectively evaluated for impairment	$—

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

At March 31, 2019 and December 31, 2018, the Company’s notes receivables by credit quality indicator and by class of financing receivables (excluding unamortized discount on warrant and unamortized initial direct costs) are as follows (in thousands):

	Notes Receivable
	March 31, 2019	December 31, 2018
Pass	$1,620	$2,188
Special mention	—	—
Substandard	—	—
Doubtful	146	133
Total	$1,766	$2,321

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2019 and December 31, 2018, the Company’s impaired investment in financing receivables were as follows (in thousands):

	Impaired Investment in Financing Receivables
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2019	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	146	146	146	146	—
Total	$146	$146	$146	$146	$—

	Impaired Investment in Financing Receivables
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2018	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	133	133	133	133	—
Total	$133	$133	$133	$133	$—

As of March 31, 2019 and December 31 2018, investment in financing receivables is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than 90	Total		Financing	Days and
March 31, 2019	Past Due	Past Due	Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$1,766	$1,766	$—

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than 90	Total		Financing	Days and
December 31, 2018	Past Due	Past Due	Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$2,321	$2,321	$—

As of March 31, 2019 and December 31, 2018, the Company had no notes receivable on non-accrual status.

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

During the three months ended March 31, 2019 and 2018, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Administrative costs reimbursed to Managing Member and/or affiliates	$36	$44
Asset management fees to Managing Member	9	13
Acquisition costs and note origination fees paid to Managing Member	—	26
	$45	$83

6. Commitments:

At March 31, 2019, there were commitments to fund investments in notes receivable totaling $250 thousand. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

7. Members’ Capital:

A total of 1,612,396 Units were issued and outstanding as of March 31, 2019 and December 31, 2018. The Fund is authorized to issue up to 7,500,000 Units in addition to the Units issued to the initial Member (50 Units).

Distributions to the Other Members for the three months ended March 31, 2019 and 2018 are as follows (in thousands, except for Units and per Unit data):

	Three Months Ended
	March 31,
	2019	2018
Distributions declared	$444	$441
Weighted average number of Units outstanding	1,612,396	1,612,396
Weighted average distributions per Unit	$0.28	$0.27

8. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2019 and December 31, 2018, the Company’s warrants and investment securities were measured on a recurring basis.

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

As of March 31, 2019 and December 31, 2018, the calculated fair value of the Fund’s warrant portfolio totaled $319 thousand and $561 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three months ended March 31, 2019 and 2018 and classified as Level 3 are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Fair value of warrants at beginning of period	$561	$489
Fair value of new warrants, recorded during the period (included as a discount on notes receivable)	—	22
Warrants converted to securities	(140)	—
Unrealized gain (loss) on fair value adjustment for warrants	(102)	10
Fair value of warrants at end of period	$319	$521

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

During the three months ended March 31, 2019, the Company recorded fair value adjustment totaling $13 thousand relative to two impaired notes.  During the year ended December 31, 2018, the Company recorded fair value adjustments totaling $133 thousand relative to six impaired notes.

The fair value adjustments recorded in both years were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2019 and December 31, 2018:

March 31, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.24 - $14.50
			Exercise price	$0.02 - $38.64
			Time to maturity (in years)	1.74 - 13.63
			Risk-free interest rate	2.22% - 2.49%
			Annualized volatility	23.63% - 130.03%

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 - $14.50
			Exercise price	$0.21 - $38.64
			Time to maturity (in years)	1.99 - 13.88
			Risk-free interest rate	2.48% - 2.76%
			Annualized volatility	23.58% - 292.35%

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

The fair value of investment securities that were accounted for on a recurring basis as of the three months ended March 31, 2019 and 2018 classified as Level 1 are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Fair value of investment in securities at beginning of period	$117	$92
Unrealized gain on fair value of securities	(35)	126
Fair value of investment in securities at end of period	$82	$218

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$512	$512	$—	$—	$512
Notes receivable, net	1,565	—	—	1,565	1,565
Investment in securities	82	82	—	—	82
Warrants	319	—	—	319	319

	December 31, 2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$214	$214	$—	$—	$214
Notes receivable, net	2,188	—	—	2,266	2,266
Investment in securities	117	117	—	—	117
Warrants	561	—	—	561	561

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10‑Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, changes in general economic conditions, including significant rates of inflation and fluctuations in interest rates may result in reduced returns on invested capital. The Company’s performance is subject to risks relating to borrower defaults and the creditworthiness of its borrowers. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10‑Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10‑Q or to reflect the occurrence of unanticipated events, other than as required by law.

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

Through March 31, 2019, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of March 31, 2019, a total of 1,612,396 Units were issued and outstanding.

Results of Operations

The three months ended March 31, 2019 versus the three months ended March 31, 2018

The Company had net income of $84 thousand and $150 thousand for the three months ended March 31, 2019 and 2018, respectively. The results for the first quarter 2019 reflected a decrease in total revenues and an increase in total operating expenses when compared to prior year period.

Revenues

Total revenues for the three months ended March 31, 2019 decreased by $64 thousand, or 23%, as compared to the prior year period. Such decrease was largely caused by unfavorable changes of $112 thousand and $141 thousand in unrealized gains or losses on fair value adjustments for both warrants and securities, respectively. Partially offsetting the aforementioned decreases was a $161 thousand increase in gain on sales or dispositions of investment in securities, and a $48 thousand gain on early termination of notes receivable in the first quarter of 2019.

Expenses

Total expenses for the three months ended March 31, 2019 increased by $2 thousand, or 2%, as compared to the prior year period. The net increase in total expenses was mainly attributable to a $37 thousand, or 154%, unfavorable change in the provision for (reversal of) credit losses, due to an increase in uncollected amounts in the first quarter of 2019.  Such increase was partially offset by a $26 thousand, or 100%, decrease in acquisition expenses.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $512 thousand and $214 thousand at March 31, 2019 and December 31, 2018, respectively. The liquidity of the Company varies, increasing to the extent cash flows from its portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments.

The Fund will acquire its investments with cash. The Fund will not borrow to acquire its portfolio assets and does not intend or expect to incur any indebtedness. The Fund anticipates that it would incur indebtedness only in the event that it is required to borrow for temporary working capital purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(56)	$67
Investing activities	837	(129)
Financing activities	(483)	(490)
Net increase (decrease) in cash and cash equivalents	$298	$(552)

The three months ended March 31, 2019 versus the three months ended March 31, 2018

During the three months ended March 31, 2019 and 2018, the Company’s primary source of liquidity was principal payments received on notes receivable totaling $363 thousand and $537 thousand, respectively.  In addition, the Company realized $326 thousand of proceeds from the early termination of notes receivable and $161 thousand of proceeds from sales or dispositions of investment in securities for the three months ended March 31, 2019.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $483 thousand and $490 thousand for the respective three months ended March 31, 2019 and 2018.

In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through March 31, 2019.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2019 (in thousands)

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit(2)	Outstanding(3)
Monthly and quarterly distributions
Oct 2012 - Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 - Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 - Nov 2013	Jan - Dec 2013	866		—		866		1.57	551,608
Dec 2013 - Nov 2014	Jan - Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 - Nov 2015	Jan - Dec 2015	1,779		—		1,779		1.10	1,618,296
Dec 2015 - Nov 2016	Jan - Dec 2016	1,780		—		1,780		1.10	1,618,296
Dec 2016 - Nov 2017	Jan - Dec 2017	1,776		—		1,776		1.10	1,615,306
Dec 2017 - Nov 2018	Jan - Dec 2018	1,772		—		1,772		1.10	1,612,396
Dec 2018 - Feb 2019	Jan - Mar 2019	444		—		444		0.28	1,612,396
		$9,872		$—		$9,872		$7.76

Source of distributions
Lease and loan payments/payoffs		$9,872	100.00%	$—	0.00%	$9,872	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$9,872	100.00%	$—	0.00%	$9,872	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See "Timing and Method of Distributions" on Page 46 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)

Balances shown represent weighted average units for the period from November 14 (date escrow requirement was met) – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, and December 1, 2018 – February 28, 2019 respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2019, there were commitments to fund investments in notes receivable totaling $250 thousand. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company’s significant accounting policies since December 31, 2018.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

31.1	Rule 13a‑14(a)/ 15d‑14(a) Certification of Dean L. Cash
31.2	Rule 13a‑14(a)/ 15d‑14(a) Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2019

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