Form 10-Q
period 2019-06-30
ATEL Growth Capital Fund 8, LLC
filed 2019-08-14
CIK 1537069

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2019

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

The number of Limited Liability Company Units outstanding as of July 31, 2019 was 1,612,396.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

JUNE 30, 2019 AND DECEMBER 31, 2018

(in thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$444	$214
Due from affiliates	92	34
Notes receivable, net	1,061	2,188
Investment in securities	425	281
Warrants, fair value	386	561
Prepaid expenses and other assets	4	7
Total assets	$2,412	$3,285

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$63	$63
Accrued distributions to Other Members	249	249
Other	1	—
Total liabilities	313	312

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	2,099	2,973
Total Members’ capital	2,099	2,973
Total liabilities and Members’ capital	$2,412	$3,285

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(in thousands except units and per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$81	$132	$185	$254
Gain on early termination of notes receivable	4	—	52	—
Gain on sales or dispositions of investment in securities	—	—	161	—
Unrealized gain (loss) on fair value adjustment for investment in securities	4	(43)	4	98
Unrealized gain (loss) on fair value adjustment for warrants	67	9	(35)	19
Other	1	7	2	10
Total revenues	157	105	369	381

Expenses:
Asset management fees to Managing Member	9	12	18	25
Acquisition expense	—	6	—	33
Cost reimbursements to affiliates	38	32	74	76
Provision for (reversal of) credit losses	14	(9)	27	(33)
Professional fees	25	9	58	36
Outside services	12	14	34	43
Taxes on income and franchise fees	—	3	1	3
Bank charges	3	5	8	10
Printing and photocopying	1	—	4	—
Other	5	7	11	12
Total expenses	107	79	235	205
Net income	$50	$26	$134	$176

Net income:
Managing Member	$60	$38	$120	$87
Other Members	(10)	(12)	14	89
	$50	$26	$134	$176

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.01)	$(0.01)	$0.01	$0.06
Weighted average number of Units outstanding	1,612,396	1,612,396	1,612,396	1,612,396

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(in thousands except units and per unit data)

(Unaudited)

	Three Months Ended June 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance March 31, 2019	1,612,396	$2,553	$—	$2,553
Distributions to Other Members ($0.28 per Unit)	—	(444)	—	(444)
Distributions to Managing Member	—	—	(60)	(60)
Net (loss) income	—	(10)	60	50
Balance at end of June 30, 2019	1,612,396	$2,099	$—	$2,099

	Six Months Ended June 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2018	1,612,396	$2,973	$—	$2,973
Distributions to Other Members ($0.55 per Unit)	—	(888)	—	(888)
Distributions to Managing Member	—	—	(120)	(120)
Net income	—	14	120	134
Balance June 30, 2019 (Unaudited)	1,612,396	$2,099	$—	$2,099

	Three Months Ended June 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance March 31, 2018	1,612,396	4,530	$—	$4,530
Distributions to Other Members ($0.21 per Unit)	—	(346)	—	(346)
Distributions to Managing Member	—	—	(38)	(38)
Net (loss) income	—	(12)	38	26
Balance at end of June 30, 2018	1,612,396	$4,172	$—	$4,172

	Six Months Ended June 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2017	1,612,396	$4,870	$—	$4,870
Distributions to Other Members ($0.49 per Unit)	—	(787)	—	(787)
Distributions to Managing Member	—	—	(87)	(87)
Net income	—	89	87	176
Balance at end of June 30, 2018	1,612,396	$4,172	$—	$4,172

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating activities:
Net income	$50	$26	$134	$176
Adjustment to reconcile net income to cash (used in) provided by operating activities:
Accretion of note discount - warrants	(12)	(13)	(29)	(24)
Amortization of net note origination costs	—	8	—	17
Gain on early termination of notes receivable	(4)	—	(52)	—
Gain on sales or dispositions of investment in securities	—	—	(161)	—
Provision for (reversal of) credit losses	14	(9)	27	(33)
Unrealized (gain) loss on fair value adjustment for warrants	(67)	(9)	35	(19)
Unrealized (gain) loss on fair value adjustment for investment in securities	(4)	43	(4)	(98)
Changes in operating assets and liabilities:
Accounts receivable	—	—	—	13
Due from affiliates	(23)	(37)	(58)	72
Prepaid expenses and other assets	(2)	(8)	3	(6)
Accounts payable, Managing Member and affiliates	(24)	(11)	(22)	(39)
Accounts payable, other	1	17	1	15
Unearned fee income related to notes receivable	(1)	(4)	(2)	(4)
Net cash (used in) provided by operating activities	(72)	3	(128)	70

Investing activities:
Advance payments	—	—	—	(64)
Proceeds from early termination of notes receivable	147	—	473	—
Proceeds from sales or disposition of investment in securities	—	—	161	—
Payments of note origination costs	—	—	—	(2)
Notes receivable advances	(13)	(416)	(26)	(1,016)
Principal payments received on notes receivable	373	451	736	988
Net cash provided by (used in) investing activities	507	35	1,344	(94)
Financing activities:
Distributions to Other Members	(444)	(346)	(888)	(787)
Distributions to Managing Member	(59)	(38)	(98)	(87)
Net cash used in financing activities	(503)	(384)	(986)	(874)

Net (decrease) increase in cash and cash equivalents	(68)	(346)	230	(898)
Cash and cash equivalents at beginning of period	512	703	214	1,255
Cash and cash equivalents at end of period	$444	$357	$444	$357

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$—	$—	$249	$248
Distributions payable to Managing Member at period-end	$—	$—	$27	$17
Conversion of warrants to equity securities	$—	$—	$140	$—

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

The offering was terminated on August 20, 2014. Through June 30, 2019, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of June 30, 2019, a total of 1,612,396 Units were issued and outstanding.

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

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements or adjustments thereto.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Investment in securities:

From time to time, the Company may purchase equity securities of its borrowers or receive warrants in connection with its lending arrangements.

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of June 30, 2019 and December 31, 2018, investments in equity securities totaled $425 thousand and $281 thousand, respectively. During the three months ended June 30, 2019 and 2018,  the Company recorded $4 thousand of unrealized gains and $43 thousand of unrealized losses on investment in securities respectively.  During the six months ended June 30, 2019 and 2018, the Company recorded unrealized gains of $4 thousand and $98 thousand of valued gains on investments in securities respectively.  The Company also recorded $161 thousand of gains on sales or disposition of investment in securities during the six months ended June 30, 2019.  There were no gains on sales or dispositions of investments in securities during the three and six months ended June 30, 2018.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At June 30, 2019 and December 31, 2018, the Managing Member estimated the fair value of warrants to be $386 thousand and $561 thousand, respectively. During the three months ended June 30, 2019 and 2018, the Company recorded $67 thousand $9 thousand unrealized gains on warrants.  During the six months ended June 30, 2019 and 2018, the Company recorded unrealized losses of $35 thousand and unrealized gains of $19 thousand,  respectively, on the fair valuation of its warrants.  During the first quarter of 2019, there was a net exercise of warrants in exchange for equity securities.  No exercises of any kind occurred during the comparative prior year period.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of June 30, 2019, the original terms of the notes receivable are from 24 to 84 months and bear interest at implicit or stated rates ranging from 11.37% to 18.06% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2019 through 2021.

At June 30, 2019 and December 31, 2018, the Company had no notes receivable on non-accrual status.

As of June 30, 2019, the future minimum payments receivable are as follows (in thousands):

Six months ending December 31, 2019	$669
Year ending December 31, 2020	421
2021	155
1,245
Less: portion representing unearned interest income, net	(141)
1,104
Unamortized discount on warrants received	(48)
Unamortized initial direct costs	5
Notes receivable, net	$1,061

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Valuation Adjustments -
Notes Receivable
Balance December 31, 2017	$33
Reversal of provision for credit losses	(33)
Balance June 30, 2018	$—

Valuation Adjustments -
Notes Receivable
Balance December 31, 2018	$133
Provision for credit losses	27
Write-off	(160)
Balance June 30, 2019	$—

The Company’s allowance for credit losses and its recorded investment in notes receivable is as follows (in thousands):

Notes
June 30, 2019	Receivable
Allowance for credit losses:
Ending balance	$—
Ending balance: individually evaluated for impairment	$—
Ending balance: collectively evaluated for impairment	$—

Notes receivables:
Ending balance	$1,104
Ending balance: individually evaluated for impairment	$1,104
Ending balance: collectively evaluated for impairment	$—

Notes
December 31, 2018	Receivable
Allowance for credit losses:
Ending balance	$133
Ending balance: individually evaluated for impairment	$133
Ending balance: collectively evaluated for impairment	$—

Notes receivables:
Ending balance	$2,321
Ending balance: individually evaluated for impairment	$2,321
Ending balance: collectively evaluated for impairment	$—

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

At June 30, 2019 and December 31, 2018, the Company’s notes receivables by credit quality indicator and by class of notes receivables (excluding unamortized discount on warrant and unamortized initial direct costs) are as follows (in thousands):

	Notes Receivable
	June 30, 2019	December 31, 2018
Pass	$1,104	$2,188
Special mention	—	—
Substandard	—	—
Doubtful	—	133
Total	$1,104	$2,321

As of June 30, 2019,  there is no impaired investment in notes receivable. As of December 31, 2018, impaired investments in notes receivable are as follows (in thousands):

	Impaired Investment in Notes Receivables
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2018	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	133	133	133	133	—
Total	$133	$133	$133	$133	$—

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2019 and December 31, 2018, investment in notes receivables is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than 90	Total		Notes	Days and
June 30, 2019	Past Due	Past Due	Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$1,104	$1,104	$—

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than 90	Total		Notes	Days and
December 31, 2018	Past Due	Past Due	Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$2,321	$2,321	$—

As of June 30, 2019 and December 31, 2018 the Company had no notes receivable on non-accrual status.

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

During the three and six months ended June 30, 2019 and 2018, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Administrative costs reimbursed to Managing Member and/or affiliates	$38	$32	$74	$76
Asset management fees to Managing Member	9	12	18	25
Acquisition costs and note origination fees paid to Managing Member	—	6	—	33
	$47	$50	$92	$134

6. Commitments:

At June 30, 2019, there were commitments to fund investments in notes receivable totaling $450 thousand. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Members’ Capital:

A total of 1,612,396 Units were issued and outstanding as of June 30, 2019 and December 31, 2018. The Fund is authorized to issue up to 7,500,000 Units in addition to the Units issued to the initial Member (50 Units).

Distributions to the Other Members for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands, except for Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Distributions declared	$444	$346	$888	$787
Weighted average number of Units outstanding	1,612,396	1,612,396	1,612,396	1,612,396
Weighted average distributions per Unit	$0.28	$0.21	$0.55	$0.49

8. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At June 30, 2019 and December 31, 2018, the Company’s warrants and investment securities were measured on a recurring basis.

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

As of June 30, 2019 and December 31, 2018, the calculated fair value of the Fund’s warrant portfolio totaled $386 thousand and $561 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and six months ended June 30, 2019 and 2018 and classified as Level 3 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fair value of warrants at beginning of period	$319	$521	$561	$489
Fair value of new warrants, recorded during the period (included as a discount on notes receivable)	—	12	—	34
Warrants converted to securities	—	—	(140)	—
Unrealized gain (loss) on fair value adjustment for warrants	67	9	(35)	19
Fair value of warrants at end of period	$386	$542	$386	$542

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

During the three and six months ended June 30, 2019, the Company recorded fair value adjustments totaling the $14 thousand and $27 thousand for the impaired notes.

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2019 and December 31, 2018:

June 30, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.24 - $14.50
			Exercise price	$0.02 - $38.64
			Time to maturity (in years)	1.49 - 12.45
			Risk-free interest rate	1.75% - 2.10%
			Annualized volatility	32.60% - 116.51%
Warrant - Neutron Holdings	Recurring	Market Approach	Stock price	$0.10

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 - $14.50
			Exercise price	$0.21 - $38.64
			Time to maturity (in years)	1.99 - 13.88
			Risk-free interest rate	2.48% - 2.76%
			Annualized volatility	23.58% - 292.35%

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

The fair value of investment securities that were accounted for on a recurring basis as of the three and six months ended June 30, 2019 and 2018 classified as Level 1 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fair value of investment in securities at beginning of period	$82	$218	$117	$92
Unrealized gain (loss)	4	(42)	(31)	84
Fair value of investment in securities at end of period	$86	$176	$86	$176

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$444	$444	$—	$—	$444
Notes receivable, net	1,106	—	—	1,106	1,106
Investment in securities	86	86	—	—	86
Warrants	386	—	—	386	386

	December 31, 2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$214	$214	$—	$—	$214
Notes receivable, net	2,188	—	—	2,266	2,266
Investment in securities	117	117	—	—	117
Warrants	561	—	—	561	561

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

Through June 30, 2019, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of June 30, 2019, a total of 1,612,396 Units were issued and outstanding.

Results of Operations

The Fund had net income of $50 thousand and $134 thousand for the respective three- and six-month periods ended June 30, 2019.

Total net revenues were $157 thousand for the quarter and $369 thousand year to date. The main drivers of such revenues were interest income on notes receivable and net adjustments recorded to reflect fair values of warrants and investment securities. Interest income on notes receivable were $81 thousand and $185 thousand for the respective three and six month periods ended June 30, 2019. The fund is on the precipice of entering its liquidating stage where notes receivable are increasingly nearing maturity and new loans are not placed to generate future income. With respect to net adjustments recorded to reflect fair values of warrants, a net unrealized gain of $67 thousand and a net unrealized loss of $35 thousand of warrants were recorded for the current quarter and six months year to date period, respectively.  The Company also recorded an unrealized gain of $4 thousand in investment securities for both three and six months ended June 30, 2019.

Total net operating expenses were $107 thousand for the quarter and $235 thousand year to date.  The main drivers of such net operating expenses were provision for credit losses, professional fees and outside services. These were offset, in part, by the absence of acquisition expenses, which reflects a reduced focus on acquisitions as the fund nears its liquidation stage. Cost reimbursements to managing member and/or affiliates of $38 thousand and $74 thousand were recorded for the respective three and six month periods ended June 30, 2019, reflective of a diminishing baseline allocation of common costs among the Fund and its affiliates. Professional fees of $25 thousand and $58 thousand, and outside services of $12 thousand and $34 thousand for the respective periods represent direct ATEL Growth Capital Fund 8, LLC expenses– specific core costs of preparation, printing, filing and distribution of annual Form 1065 tax and shareholder reports on Form K-1.  In addition, such costs also include costs attributable to the annual / quarterly tax preparation, valuation reports and mandated periodic regulatory filings with the SEC.

Cash balances decreased $68 thousand quarterly and increased $230 thousand year to date. This was mainly the result of the aforementioned items of net income. Distributions to the managing member and to other members totaling $503 thousand and $986 thousand during the respective quarter and year to date periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through June 30, 2019.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2019 (in thousands)

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit(2)	Outstanding(3)
Monthly and quarterly distributions
Oct 2012 - Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 - Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 - Nov 2013	Jan - Dec 2013	866		—		866		1.57	551,608
Dec 2013 - Nov 2014	Jan - Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 - Nov 2015	Jan - Dec 2015	1,779		—		1,779		1.10	1,618,296
Dec 2015 - Nov 2016	Jan - Dec 2016	1,780		—		1,780		1.10	1,618,296
Dec 2016 - Nov 2017	Jan - Dec 2017	1,776		—		1,776		1.10	1,615,306
Dec 2017 - Nov 2018	Jan - Dec 2018	1,772		—		1,772		1.10	1,612,396
Dec 2018 - May 2019	Jan - May 2019	888		—		888		0.28	1,612,396
		$10,316		$—		$10,316		$7.76

Source of distributions
Lease and loan payments/payoffs		$10,316	100.00%	$—	0.00%	$10,316	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$10,316	100.00%	$—	0.00%	$10,316	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See "Timing and Method of Distributions" on Page 46 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)

Balances shown represent weighted average units for the period from November 14 (date escrow requirement was met) – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, and December 1, 2018 – May 31, 2019 respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2019, there were commitments to fund investments in notes receivable totaling $450 thousand. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2019

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