Form 10-Q
period 2019-09-30
ATEL Growth Capital Fund 8, LLC
filed 2019-11-14
CIK 1537069

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2019

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

The number of Limited Liability Company Units outstanding as of October 31, 2019 was 1,612,396.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(In Thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$333	$214
Due from Managing Member and affiliates	—	34
Notes receivable, net	719	2,188
Investment in securities	423	281
Warrants, fair value	384	561
Prepaid expenses and other assets	5	7
Total assets	$1,864	$3,285

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$54	$63
Accrued distributions to Other Members	249	249
Other	11	—
Total liabilities	314	312

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	1,550	2,973
Total Members’ capital	1,550	2,973
Total liabilities and Members’ capital	$1,864	$3,285

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$60	$128	$245	$382
Gain on early termination of notes receivable	3	—	55	—
Gain on sales or dispositions of investment in securities	—	—	161	—
Unrealized (loss) gain on fair value adjustment for investment in securities	(30)	(33)	(26)	65
Unrealized (loss) gain on fair value adjustment for warrants	(2)	(1)	(37)	18
Other	1	2	3	12
Total revenues	32	96	401	477

Expenses:
Asset management fees to Managing Member	6	13	24	38
Acquisition expense	—	2	—	35
Cost reimbursements to affiliates	30	19	104	95
Provision for (reversal of) credit losses	—	—	27	(33)
Professional fees	40	29	98	65
Outside services	21	22	55	65
Taxes on income and franchise fees	—	—	1	3
Bank charges	5	5	13	15
Printing and photocopying	3	3	7	6
Other	5	3	16	12
Total expenses	110	96	345	301
Net (loss) income	$(78)	$—	$56	$176

Net income (loss):
Managing Member	$28	$61	$148	$148
Other Members	(106)	(61)	(92)	28
	$(78)	$—	$56	$176

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.07)	$(0.04)	$(0.06)	$0.02
Weighted average number of Units outstanding	1,612,396	1,612,396	1,612,396	1,612,396

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance June 30, 2019	1,612,396	$2,099	$—	$2,099
Distributions to Other Members ($0.27 per unit)	—	(443)	—	(443)
Distributions to Managing Member	—	—	(28)	(28)
Net (loss) income	—	(106)	28	(78)
Balance September 30, 2019	1,612,396	$1,550	$—	$1,550

	Nine Months Ended September 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2018	1,612,396	$2,973	$—	$2,973
Distributions to Other Members ($0.83 per unit)	—	(1,331)	—	(1,331)
Distributions to Managing Member	—	—	(148)	(148)
Net (loss) income	—	(92)	148	56
Balance September 30, 2019	1,612,396	$1,550	$—	$1,550

	Three Months Ended September 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance June 30, 2018	1,612,396	$4,172	$—	$4,172
Distributions to Other Members ($0.34 per unit)	—	(541)	—	(541)
Distributions to Managing Member	—	—	(61)	(61)
Net (loss) income	—	(61)	61	—
Balance September 30, 2018	1,612,396	$3,570	$—	$3,570

	Nine Months Ended September 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2017	1,612,396	$4,870	$—	$4,870
Distributions to Other Members ($0.82 per unit)	—	(1,328)	—	(1,328)
Distributions to Managing Member	—	—	(148)	(148)
Net income	—	28	148	176
Balance September 30, 2018	1,612,396	$3,570	$—	$3,570

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating activities:
Net (loss) income	$(78)	$—	$56	$176
Adjustment to reconcile net (loss) income to cash provided by (used in) operating activities:
Accretion of note discount - warrants	(11)	(10)	(40)	(34)
Amortization of net note origination costs	4	5	4	22
Gain on early termination of notes receivable	(3)	—	(55)	—
Gain on sales or dispositions of investment in securities	—	—	(161)	—
Provision for (reversal of) credit losses	—	—	27	(33)
Unrealized loss (gain) on fair value adjustment for warrants	2	1	37	(18)
Unrealized loss (gain) on fair value adjustment for investment in securities	30	33	26	(65)
Changes in operating assets and liabilities:
Accounts receivable	—	(4)	—	9
Due from Managing Member and affiliates	92	55	34	55
Prepaid expenses and other assets	(1)	(19)	2	(25)
Due to Managing Member and affiliates	34	37	12	70
Accounts payable, other	10	(15)	11	—
Unearned fee income related to notes receivable	(1)	(1)	(3)	(5)
Net cash provided by (used in) operating activities	78	82	(50)	152

Investing activities:
Advance payments	—	—	—	(64)
Purchase of securities	(27)	—	(27)	—
Proceeds from early termination of notes receivable	81	—	554	—
Proceeds from sales or disposition of investment in securities	—	—	161	—
Payments of note origination costs	—	(2)	—	(4)
Notes receivable advances	—	—	(26)	(1,016)
Principal payments received on notes receivable	271	424	1,007	1,412
Net cash provided by investing activities	325	422	1,669	328

Financing activities:
Distributions to Other Members	(443)	(541)	(1,331)	(1,328)
Distributions to Managing Member	(71)	(61)	(169)	(148)
Net cash used in financing activities	(514)	(602)	(1,500)	(1,476)

Net (decrease) increase in cash and cash equivalents	(111)	(98)	119	(996)
Cash and cash equivalents at beginning of period	444	357	214	1,255
Cash and cash equivalents at end of period	$333	$259	$333	$259

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$249	$249	$249	$249
Distributions payable to Managing Member at period-end	$28	$28	$28	$28
Conversion of warrants to equity securities	$—	$—	$140	$—

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

The offering was terminated on August 20, 2014. Through September 30, 2019, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of September 30, 2019, a total of 1,612,396 Units were issued and outstanding.

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

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements or adjustments thereto.

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

Allowance for Doubtful Accounts:

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

Valuation Adjustments:

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of September 30, 2019 and December 31, 2018, investments in equity securities totaled $423 thousand and $281 thousand, respectively. During the three months ended September 30, 2019 and 2018,  the Company recorded $30 thousand and $33 thousand of unrealized losses on investment in securities, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded unrealized losses of $26 thousand and unrealized gains of $65 thousand on investments in securities, respectively. The Company also recorded $161 thousand of gains on sales or disposition of investment in securities during the nine months ended September 30, 2019. There were no gains or loss on sales or dispositions of investments in securities for the three months ended September 30, 2019 and 2018.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At September 30, 2019 and December 31, 2018, the Managing Member estimated the fair value of warrants to be $384 thousand and $561 thousand, respectively. During the three months ended September 30, 2019 and 2018, the Company recorded unrealized losses of $2 thousand and $1 thousand on warrants.  During the nine months ended September 30, 2019 and 2018, the Company recorded unrealized losses of $37 thousand and unrealized gains of $18 thousand,  respectively, on the fair valuation of its warrants. In addition, there was a net exercise of warrants in exchange for equity securities of $140 thousand in the first quarter of 2019. No exercises of any kind occurred during the comparative prior year period.

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

On August 15, 2019, the FASB issued a proposed ASU that would grant private companies, not-for-profit organizations, and certain small public companies additional time to implement FASB standards on CECL. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years. The ASU was approved on October 16, 2019.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of September 30, 2019, the original terms of the notes receivable are from 24 to 84 months and bear interest at implicit or stated rates ranging from 11.37% to 18.00% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2019 through 2021.    At September 30, 2019, the Company had no notes receivable on non-accrual status.

As of September 30, 2019, the future minimum payments receivable are as follows (in thousands):

Three months ending December 31, 2019	$262
Year ending December 31, 2020	421
2021	155
838
Less: portion representing unearned interest income, net	(83)
755
Unamortized discount on warrants received	(37)
Unamortized initial direct costs	1
Notes receivable, net	$719

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Valuation Adjustments -
Notes Receivable
Balance December 31, 2017	$33
Reversal of provision for credit losses	(33)
Balance September 30, 2018	$—

Valuation Adjustments -
Notes Receivable
Balance December 31, 2018	$133
Provision for credit losses	27
Write-off	(160)
Balance September 30, 2019	$—

The Company’s allowance for credit losses and its recorded investment in notes receivable at September 30, 2019 and December 31, 2018 are as follows (in thousands):

Notes
September 30, 2019	Receivable
Allowance for credit losses:
Ending balance	$—
Ending balance: individually evaluated for impairment	$—
Ending balance: collectively evaluated for impairment	$—

Notes receivables:
Ending balance	$755
Ending balance: individually evaluated for impairment	$755
Ending balance: collectively evaluated for impairment	$—

Notes
December 31, 2018	Receivable
Allowance for credit losses:
Ending balance	$133
Ending balance: individually evaluated for impairment	$133
Ending balance: collectively evaluated for impairment	$—

Notes receivables:
Ending balance	$2,321
Ending balance: individually evaluated for impairment	$2,321
Ending balance: collectively evaluated for impairment	$—

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

At September 30, 2019 and December 31, 2018, the Company’s notes receivables by credit quality indicator and by class of notes receivables (excluding unamortized discount on warrant and unamortized initial direct costs) are as follows (in thousands):

	Notes Receivable
	September 30, 2019	December 31, 2018
Pass	$755	$2,188
Special mention	—	—
Substandard	—	—
Doubtful	—	133
Total	$755	$2,321

As of September 30, 2019,  there is no impaired investment in notes receivable.  As of December 31, 2018, impaired investments in notes receivable are as follows (in thousands):

	Impaired Investment in Notes Receivables
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2018	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	133	133	133	133	—
Total	$133	$133	$133	$133	$—

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2019, investment in notes receivables is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than 90	Total		Notes	Days and
September 30, 2019	Past Due	Past Due	Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$755	$755	$—

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than 90	Total		Notes	Days and
December 31, 2018	Past Due	Past Due	Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$2,321	$2,321	$—

As of September 30, 2019 and December 31, 2018, the Company had no notes receivable on non-accrual status.

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

During the three and nine months ended September 30, 2019 and 2018, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Administrative costs reimbursed to Managing Member and/or affiliates	$30	$19	$104	$95
Asset management fees to Managing Member	6	13	24	38
Acquisition costs and note origination fees paid to Managing Member	—	4	—	39
	$36	$36	$128	$172

6. Commitments:

At September 30, 2019, there were commitments to fund investments in notes receivable totaling $750 thousand. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Members’ Capital:

A total of 1,612,396 Units were issued and outstanding as of September 30, 2019 and December 31, 2018. The Fund is authorized to issue up to 7,500,000 Units in addition to the Units issued to the initial member (50 Units).

Distributions to the Other Members for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands, except for Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Distributions declared	$443	$541	$1,331	$1,328
Weighted average number of Units outstanding	1,612,396	1,612,396	1,612,396	1,612,396
Weighted average distributions per Unit	$0.27	$0.34	$0.83	$0.82

8. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2019 and December 31, 2018, the Company’s warrants and investment securities were measured on a recurring basis.

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

As of September 30, 2019 and 2018, the calculated fair value of the Fund’s warrant portfolio totaled $384 thousand and $541 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and nine months ended September 30, 2019 and 2018 and classified as Level 3 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fair value of warrants at beginning of period	$386	$542	$561	$489
Fair value of new warrants, recorded during the period (included as a discount on notes receivable)	—	—	—	34
Warrants converted to securities	—	—	(140)	—
Unrealized gain (loss) on fair value adjustment for warrants	(2)	(1)	(37)	18
Fair value of warrants at end of period	$384	$541	$384	$541

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

During the nine months ended September 30, 2019, the Company recorded fair value adjustments totaling $27 thousand for impaired notes. In contrast, the Company reversed $33,000 of credit losses during the prior year nine month period as delinquent notes receivable previously reserved for were recovered. There were no adjustments for the three months ended September 30, 2019 and 2018.

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2019 and December 31, 2018:

September 30, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.11 - $14.50
			Exercise price	$0.02 - $38.64
			Time to maturity (in years)	1.24 - 12.20
			Risk-free interest rate	1.55% - 1.74%
			Annualized volatility	32.54% - 114.48%
Warrant	Recurring	Market valuation	Stock price	$0.10

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 - $14.50
			Exercise price	$0.21 - $38.64
			Time to maturity (in years)	1.99 - 13.88
			Risk-free interest rate	2.48% - 2.76%
			Annualized volatility	23.58% - 292.35%

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

The fair value of investment securities that were accounted for on a recurring basis as of the three and nine months ended September 30, 2019 and 2018 and classified as Level 1 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fair value of investment in securities at beginning of period	$86	$176	$117	$92
Unrealized gain (loss) on fair market valuation of securities	(30)	(33)	(61)	51
Fair value of investment in securities at end of period	$56	$143	$56	$143

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$333	$333	$—	$—	$333
Notes receivable, net	719	—	—	746	746
Investment in securities	56	56	—	—	56
Warrants	384	—	—	384	384

	December 31, 2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$214	$214	$—	$—	$214
Notes receivable, net	2,188	—	—	2,266	2,266
Investment in securities	117	117	—	—	117
Warrants	561	—	—	561	561

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

Through September 30, 2019, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of September 30, 2019, a total of 1,612,396 Units were issued and outstanding.

Results of Operations

The Fund had a  net loss of $78 thousand and net income of $56 thousand for the respective three and nine months ended September 30, 2019.

Total net revenues were $32 thousand for the quarter to date and $401 thousand year to date. Revenues were comprised of interest income on notes receivables, gain on sales or dispositions of investment in securities and net adjustments recorded to reflect fair values of warrants and investment securities. Interest income on notes receivables were $60 thousand and $245 thousand for the respective three and nine month periods ended September 30, 2019;  there were also $161 thousand of gains on sales or dispositions of investment in securities during the year to date 2019 period. The fund is on the precipice of entering its liquidating stage where notes receivable are increasingly nearing maturity and new loans are not placed to generate future income. With respect to net adjustments recorded to reflect fair values of warrants, net unrealized loss adjustments of $2 thousand and $37 thousand were recorded for the three and nine month periods, respectively. The Company also recorded unrealized losses of $30 thousand and $26 thousand on fair value adjustments on investment securities for the respective three and nine months ended September 30, 2019.

Total net operating expenses were $110 thousand for the quarter and $345 thousand year to date. The main components of such net operating expenses were provision for credit losses, professional fees and outside services. These were offset, in part, by the absence of acquisition expenses, which reflects a reduced focus on acquisitions as the fund nears its liquidation stage. Cost reimbursements to Managing Member and/or affiliates of $30 thousand and $104 thousand were recorded for the respective three and nine month periods ended September 30, 2019. Compared to prior periods, the decline in cost reimbursements is reflective of a diminishing baseline allocation of common costs among the fund and its affiliates. Professional fees of $40 thousand and $98 thousand, and outside services of $21 thousand and $55 thousand for the respective three and nine months ended September 30, 2019 represent direct ATEL Growth Capital Fund 8, LLC specific core costs of preparation, printing, filing and distribution of annual Form 1065 tax and shareholder reports on Form K-1.  In addition, such costs also include costs attributable to the annual / quarterly tax preparation, valuation reports and mandated periodic regulatory filings with the Security Exchange Commission.

Cash balances had a net decrease of $111 thousand for the quarter and a net increase of $119 thousand year to date.  This was mainly the result of the aforementioned items of net income, and distributions to the Managing Member and to Other Members totaling $443 thousand and $1.3 million during the respective quarter to date and year to date periods.

During both quarterly and year to date periods, cash was also impacted by proceeds from the early termination of notes receivable and/or from sales or dispositions of investments in securities. Proceeds from the early termination of notes totaled $554 thousand for the year to date period, of which $81 thousand was recorded during the current quarter. Proceeds from sale of investments in securities totaled $161 thousand for the year to date period. There were no such proceeds for the current quarter.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through September 30, 2019.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2019 (in thousands)

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit(2)	Outstanding(3)
Monthly and quarterly distributions
Oct 2012 - Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 - Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 - Nov 2013	Jan - Dec 2013	866		—		866		1.57	551,608
Dec 2013 - Nov 2014	Jan - Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 - Nov 2015	Jan - Dec 2015	1,779		—		1,779		1.10	1,618,296
Dec 2015 - Nov 2016	Jan - Dec 2016	1,780		—		1,780		1.10	1,618,296
Dec 2016 - Nov 2017	Jan - Dec 2017	1,776		—		1,776		1.10	1,615,306
Dec 2017 - Nov 2018	Jan - Dec 2018	1,772		—		1,772		1.10	1,612,396
Dec 2018 - Aug 2019	Jan - Sept 2019	1,331		—		1,331		0.83	1,612,396
		$10,759		$—		$10,759		$8.31

Source of distributions
Lease and loan payments/payoffs		$10,759	100.00%	$—	0.00%	$10,759	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$10,759	100.00%	$—	0.00%	$10,759	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See "Timing and Method of Distributions" on Page 46 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)

Balances shown represent weighted average units for the period from November 14 (date escrow requirement was met) – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, and December 1, 2018 – August 31, 2019 respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2019, there were commitments to fund investments in notes receivable totaling $750 thousand. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company’s significant accounting policies since December 31, 2018, except as disclosed in Note 2 related to the new lease accounting guidance adopted on January 1, 2019.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 13, 2019

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