Form 10-K
period 2019-12-31
ATEL Growth Capital Fund 8, LLC
filed 2020-03-26
CIK 1537069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2019

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

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b‑2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 29, 2020 was 1,612,396.

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

As of December 31, 2019, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,612,396 Units were issued and outstanding.

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

The Fund will generally seek transaction terms requiring full repayment of principal along with interest over 24 to 42 months at competitive target interest rates per annum. In many cases, the Fund expects to acquire equity interests, such as warrants and options to purchase securities, in consideration of its acquisition financing and without any other cash investment by the Fund at the time it acquires such rights (“warrant coverage”). In such cases, cash investment by the Fund would be made upon exercise of the rights, and the Fund expects to use operating cash flow to fund such exercises. With regard to warrant coverage, the Fund will generally seek to obtain rights to acquire equity in dollar amounts equal to from 4% to 6% of the principal amount of the financing. In other cases, the Fund may obtain the right to make a direct cash investment in the customer’s securities at the time the financing is provided. The aggregate cost of equity interests acquired directly by the Fund for cash will not exceed 10% of the aggregate cost to the Fund of its portfolio of financing transaction investments as of the final investment of net offering proceeds.

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

Note Receivable Activities

The Company seeks to finance assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2019 and the industries to which the assets have been financed (dollars in thousands):

	Amount
	Financed	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Funding
Research & development	$5,326	28.73%
Computers	4,691	25.31%
Manufacturing	2,175	11.74%
Office equipment	1,299	7.01%
Recycling	400	2.16%
Food processing	200	1.08%
Agriculture	500	2.70%
Other	3,940	21.27%
	$18,531	100.00%

	Amount
	Financed	Percentage of
	Excluding	Total
Industry of Borrower	Acquisition Fees	Funding
Hardware & peripheral devices	$6,734	36.34%
Health services	2,594	14.00%
Computer engines	3,236	17.46%
Business services	1,854	10.00%
Clean technology	1,225	6.61%
Manufacturing	800	4.32%
Agriculture	500	2.70%
Construction	492	2.66%
Communications	350	1.89%
Chemical/Allied products	34	0.18%
Other	712	3.84%
	$18,531	100.00%

From inception to December 31, 2019, assets financed by the Company that were associated with terminated loans are as follows (in thousands):

		Early
	Amount Financed	Termination
	Excluding	of Notes	Total Payments
Asset Types	Acquisition Fees	Proceeds	Received
Computers	$4,692	$758	$4,881
Research & Development	5,100	502	5,150
Office equipment	1,182	—	2,203
Manufacturing	1,800	82	1,944
Recycling	400	342	137
Food processing	200	—	257
Other	2,450	1,120	1,794
	$15,824	$2,804	$16,366

For further information regarding the Company’s notes receivable as of December 31, 2019, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2019, a total of 410 investors were Unitholders of record in the Company.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described under “Methodologies” above, as of December 31, 2019.

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

B.

Investments in Notes Receivable:  The estimated values for Investments in Notes Receivable are estimated based upon various methodologies deployed by financial and credit management including, but not limited to, credit analysis, third party appraisal and/or discounted cash flow analysis based upon current market value techniques and market rates for similar types of lending arrangements, which may consider adjustments for impaired loans as deemed necessary.

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

ATEL GROWTH CAPITAL FUND 8, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL GROWTH CAPITAL FUND 8, LLC at December 31, 2019 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $1.32. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL GROWTH CAPITAL FUND 8, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL GROWTH CAPITAL FUND 8, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made consistently through December 2019.

The rate for monthly distributions from 2019 operations was $0.092 per Unit for the period from January through October 2019.  For November and December 2019, the investors were paid an annualized distribution rate of $0.122 per Unit as the Company switched the distribution cycle from monthly to quarterly effective November 1, 2019.  The rate for monthly distributions from 2018 operations was $0.092 per Unit for the period from January through December 2018. The rate for each of the quarterly distributions paid in 2019 and 2018 was $0.275 per Unit.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2019, and paid through December 31, 2019. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Fund’s Prospectus dated August 20, 2012 under “Income, Losses and Distributions-Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2019 (in thousands, except as to Units and per Unit data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit(2)	Outstanding(3)
Monthly and quarterly distributions
Oct 2012 - Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 - Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 - Nov 2013	Jan - Dec 2013	866		—		866		1.57	551,608
Dec 2013 - Nov 2014	Jan - Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 - Nov 2015	Jan - Dec 2015	1,779		—		1,779		1.10	1,618,296
Dec 2015 - Nov 2016	Jan - Dec 2016	1,780		—		1,780		1.10	1,618,296
Dec 2016 - Nov 2017	Jan - Dec 2017	1,776		—		1,776		1.10	1,615,306
Dec 2017 - Nov 2018	Jan - Dec 2018	1,772		—		1,772		1.10	1,612,396
Dec 2018 - Nov 2019	Jan - Dec 2019	1,677		—		1,677		1.04	1,612,396
		$11,105		$—		$11,105		$8.52

Source of distributions
Lease and loan payments/payoffs		$11,105	100.00%	$—	0.00%	$11,105	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$11,105	100.00%	$—	0.00%	$11,105	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 46 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)

Balance shown represent weighted average units for the period from November 14 (date escrow requirement was met) – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, and December 1, 2018 – November 30, 2019, respectively.

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

As of December 31, 2019, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,612,396 Units were issued and outstanding.

Results of Operations

The Company had net income of $106 thousand and $83 thousand for the years ended December 31, 2019 and 2018, respectively. The results for 2019 reflected a decrease in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for 2019 decreased by $55 thousand, or 9%, as compared to prior year. Such declines in total revenues were largely due to a $200 thousand reduction in interest income attributable to loan maturities and the early termination of certain loans during the current year, and a $187 thousand decrease in the fair valuation of the investment in securities; offset, in part, by a $231 thousand increase in unrealized gains on warrants and a $55 thousand gain on early termination of notes receivables.  There was no such early termination of notes during the prior year.

Expenses

Total expenses for 2019 decreased by $78 thousand, or 15%, as compared to prior year. The decrease was primarily due to the decreases in the provision for credit losses, acquisition expense, and asset management fees partially offset by an increase in professional fees.

The provision for credit losses decreased by $73 thousand primarily due to the recovery of certain outstanding receivables which were previously reserved. Acquisition expense declined from $27 thousand in 2018 to none during the current year, as there was no acquisition activity during 2019. In addition, asset management fees decreased by $19 thousand due to the continued decline in the Fund’s managed assets.

The decreases in expenses were partially offset by a $59 thousand increase in professional fees attributable to the timing related to Fund’s audits and compliance fee payments.

Cash Flows

The Company’s cash and cash equivalents totaled $70 thousand and $214 thousand at December 31, 2019 and 2018, respectively.  The liquidity of the Company varies, increasing to the extent cash flows from portfolio investments exceed the range of expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the amount expenses exceed cash flows from its portfolio investments.

The following table sets forth summary cash flow data (in thousands):

	2019	2018
Net cash (used in) provided by:
Operating activities	$(130)	$184
Investing activities	1,871	733
Financing activities	(1,885)	(1,958)
Net decrease in cash and cash equivalents	$(144)	$(1,041)

During 2019 and 2018, the Company’s primary source of liquidity was cash flow from its investment in notes receivable totaling $1.2 million and $1.8 million, respectively. In addition, during 2019, the Company realized $554 thousand of proceeds from the early termination of notes receivable and $161 thousand of proceeds from sales or dispositions of investments in securities.

During the same respective years, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $1.9 million and $2.0 million for the respective years ended December 31, 2019 and 2018.   Cash was also used to fund new investments in notes receivable totaling $26 thousand and $1.0 million during the years ended December 31, 2019 and 2018 respectively.  In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments

At December 31, 2019, there was no commitment to fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 32.

Report of Independent Registered Public Accounting Firm

The Members

ATEL Growth Capital Fund 8, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL Growth Capital Fund 8, LLC, (the “Company”) as of December 31, 2019 and 2018,  the related statements of income, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 25, 2020

We have served as the Company’s auditor since 2011.

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

(In Thousands)

	2019	2018
ASSETS
Cash and cash equivalents	$70	$214
Due from affiliates	—	34
Accounts receivable	11	—
Notes receivable, net	514	2,188
Investment in securities	314	281
Warrants, fair value	588	561
Prepaid expenses and other assets	4	7
Total assets	$1,501	$3,285

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$14	$63
Accrued distributions to Other Members	99	249
Other	6	—
Total liabilities	119	312

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	1,382	2,973
Total Members’ capital	1,382	2,973
Total liabilities and Members’ capital	$1,501	$3,285

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

	2019	2018
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$298	$498
Gain on early termination of notes receivable	55	—
Gain on sales or dispositions of investment in securities	62	7
Unrealized (loss) gain on fair value adjustment for investment in securities	(148)	39
Unrealized gain on fair value adjustment for warrants	270	39
Other	4	13
Total revenues	541	596

Expenses:
Asset management fees to Managing Member	30	49
Acquisition expense	—	27
Cost reimbursements to affiliates	129	117
Provision for credit losses	27	100
Professional fees	132	73
Outside services	66	90
Taxes on income and franchise fees	1	3
Bank charges	21	20
Printing and photocopying	8	11
Other	21	23
Total expenses	435	513
Net income	$106	$83

Net income (loss):
Managing Member	$170	$208
Other Members	(64)	(125)
	$106	$83

Net income (loss) per Limited Liability Company Unit (Other Members)	$(0.04)	$(0.08)
Weighted average number of Units outstanding	1,612,396	1,612,396

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2017	1,612,396	$4,870	$—	$4,870
Distributions to Other Members ($1.10 per unit)	—	(1,772)	—	(1,772)
Distributions to Managing Member	—	—	(208)	(208)
Net (loss) income	—	(125)	208	83
Balance December 31, 2018	1,612,396	2,973	—	2,973
Distributions to Other Members ($0.95 per unit)	—	(1,527)	—	(1,527)
Distributions to Managing Member	—	—	(170)	(170)
Net (loss) income	—	(64)	170	106
Balance December 31, 2019	1,612,396	$1,382	$—	$1,382

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS  ENDED DECEMBER 31, 2019 AND 2018

(In Thousands)

	2019	2018
Operating activities:
Net income	$106	$83
Adjustment to reconcile net income to cash (used in) provided by operating activities:
Accretion of note discount - warrants	(47)	(44)
Amortization of net note origination costs	5	24
Gain on early termination of notes receivable	(55)	—
Gain on sales or dispositions of investment in securities	(62)	(7)
Provision for credit losses	27	100
Unrealized loss (gain) on fair value adjustment for investment in securities	148	(39)
Unrealized gain on fair value adjustment for warrants	(270)	(39)
Changes in operating assets and liabilities:
Accounts receivable	(11)	13
Due from affiliates	34	117
Prepaid expenses and other assets	4	(3)
Due to Managing Member and affiliates	(11)	(14)
Accounts payable, other	6	—
Unearned fee income related to notes receivable	(4)	(7)
Net cash (used in) provided by operating activities	(130)	184

Investing activities:
Advance payments	—	(64)
Purchase of securities	(41)	—
Proceeds from early termination of notes receivable	554	—
Proceeds from sales or disposition of investment in securities	161	8
Payments of note origination costs	—	(4)
Notes receivable advances	(26)	(1,050)
Principal payments received on notes receivable	1,223	1,843
Net cash provided by investing activities	1,871	733

Financing activities:
Distributions to Other Members	(1,677)	(1,771)
Distributions to Managing Member	(208)	(187)
Net cash used in financing activities	(1,885)	(1,958)

Net decrease in cash and cash equivalents	(144)	(1,041)
Cash and cash equivalents at beginning of year	214	1,255
Cash and cash equivalents at end of year	$70	$214

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$99	$249
Distributions payable to Managing Member at year-end	$11	$49
Conversion of warrants to equity securities	$140	$—

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

As of December 31, 2019, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,612,396 Units were issued and outstanding.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2019 and 2018, and the related statements of income, changes in members’ capital and cash flows for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements other than those disclosed in Note 11, Subsequent Events.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of December 31, 2019 and 2018, investments in equity securities totaled  $314 thousand and $281 thousand, respectively. For the years ended December 31, 2019 and 2018, the Company recorded unrealized losses of  $148 thousand and unrealized gains of $39 thousand, respectively, on the fair valuation of investment securities. The Company also recorded  $62 thousand and  $7 thousand of gains on sales or disposition of investment in securities during the respective years ended December 31, 2019 and 2018.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At December 31, 2019 and 2018, the Managing Member estimated the fair value of warrants to be $588 thousand and $561 thousand, respectively. During the years ended December 31, 2019 and 2018, the Company recorded unrealized gains of $270 thousand and $39 thousand, respectively, on the fair valuation of its warrants. In addition, there was a net exercise of warrants in exchange for equity securities of $140 thousand in the first quarter of 2019. No exercises of any kind occurred during the comparative prior year.

Advance payments:

Note payments received prior to their due date are recorded as advance payments. The payments are applied against the note receivable when they become due.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2019 and 2018, the related provision for state income taxes was approximately $1 thousand and $3 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2019 and 2018 as follows (in thousands):

	2019	2018
Financial statement basis of net assets	$1,382	$2,973
Tax basis of net assets (unaudited)	4,157	6,452
Difference	$(2,775)	$(3,479)

The primary difference between the tax bases of net assets and the amounts recorded in the financial statements is the result of the difference in accounting for syndication costs used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Net income per financial statements	$106	$83
Tax adjustments (unaudited):
Adjustments to revenues/other expenses	(134)	(148)
Other	(404)	(100)
Loss per federal tax return (unaudited)	$(432)	$(165)

Per Unit data:

Net income (loss) per Unit is based upon the weighted average number of Other Members Units outstanding during the year.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

Recent accounting pronouncements:

In June 2016, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update 2016‑13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016‑13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and equipment under operating leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, equipment under operating leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Management is currently evaluating the standard and expects the update may potentially result in the increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments.

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

On August 15, 2019, the FASB issued a proposed ASU that would grant certain companies additional time to implement FASB standards on current expected credit losses (CECL), and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective dates for hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019.

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

During 2019  and 2018, certain financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total
		Lending Revenues
Borrower	Type of Equipment	2019	2018
Ioxus, Inc.	Research	39%	11%
Bowery Farming Inc.	Miscellaneous	15%	*
Soraa Laser Diode, Inc.	Research	13%	14%
Luxtera, Inc.	Miscellaneous	*	13%
Katerra Inc,	Manufacturing	*	10%
Medgenome, Inc.	Research	*	10%

* Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or notes receivable as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 24 to 42 months and bear interest at implicit or stated rates ranging from 11.38% to 15.92% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2020 through 2022.

At  December 31, 2019 and 2018, the Company had no notes receivable on non-accrual status.

As of December 31, 2019, the minimum future payments receivable were as follows (in thousands):

Year ending December 31, 2020	$421
2021	155
576
Less: portion representing unearned interest income, net	(38)
538
Unamortized discount on warrants received	(24)
Notes receivable, net	$514

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses:

The Company’s allowance for credit losses were as follows (in thousands):

Valuation Adjustments -
Notes Receivable
Balance December 31, 2017	$33
Provision for credit losses	100
Balance December 31, 2018	133
Provision for credit losses	27
Write-off	(160)
Balance December 31, 2019	$—

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

The Company’s allowance for credit losses and its recorded investment in notes receivable as of December 31, 2019 and 2018 were as follows (in thousands):

	Notes
	Receivables
	2019	2018
Allowance for credit losses:
Ending balance	$—	$133
Ending balance: individually evaluated for impairment	$—	$133
Ending balance: collectively evaluated for impairment	$—	$—

Notes receivables:
Ending balance	$514	$2,321
Ending balance: individually evaluated for impairment	$514	$2,321
Ending balance: collectively evaluated for impairment	$—	$—

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

At December 31, 2019 and 2018, the Company’s notes receivables by credit quality indicator and by class of notes receivables were as follows (in thousands):

	Notes Receivable
	2019	2018
Pass	$514	$2,188
Doubtful	—	133
Total	$514	$2,321

As of December 31, 2019, there was no impaired investment in notes receivable.

As of December 31, 2018,  the Company’s impaired investment in notes receivables were as follows (in thousands):

	Impaired Investment in Notes Receivables
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2018	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	133	133	133	133	—
Total	$133	$133	$133	$133	$—

At December 31, 2019 and 2018, investment in notes receivables is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than 90	Total		Notes	Days and
December 31, 2019	Past Due	Past Due	Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$514	$514	$—

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than 90	Total		Notes	Days and
December 31, 2018	Past Due	Past Due	Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$2,321	$2,321	$—

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

During the years ended December 31, 2019 and 2018, the Managing Member and/or affiliates earned commissions, fees and reimbursements pursuant to the Operating Agreement were as follows (in thousands):

	2019	2018
Administrative costs reimbursed to Managing Member and/or affiliates	$129	$117
Asset management fees to Managing Member	30	49
Acquisition costs and note origination fees paid to Managing Member	—	31
	$159	$197

7. Commitments:

At December 31, 2019, there was no commitment to fund investments in notes receivable.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

9. Members’ Capital:

A total of 1,612,396 Units were issued and outstanding at both December 31, 2019 and 2018. The Fund is authorized to issue up to 7,500,000 additional Units in addition to the Units issued to the initial Member (50 Units).

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

Distributions to the Other Members for 2019 and 2018 were as follows (in thousands, except as to Units and per Unit data):

	2019	2018
Distributions declared	$1,527	$1,772
Weighted average number of Units outstanding	1,612,396	1,612,396
Weighted average distributions per Unit	$0.95	$1.10

10. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At December 31, 2019 and 2018, the Company’s warrants and investment securities were measured on a recurring basis. During 2019 and 2018, the Company also recorded non-recurring adjustments to reflect the fair values of certain impaired notes receivable.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the volatility of respective similar publicly traded companies, a risk free interest rate for the term(s) of the warrant exercise(s), and the respective exercise prices and number of warrants. As of December 31, 2019 and 2018, the calculated fair value of the Fund’s warrant portfolio totaled $588 thousand and $561 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	2019	2018
Fair value of warrants at beginning of year	$561	$489
Fair value of warrants adjustment on discount of notes receivable	(4)	33
Warrants converted to securities	(140)	—
Dispositions of warrants	(99)	—
Unrealized gain on fair value adjustment for warrants	270	39
Fair value of warrants at end of year	$588	$561

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

The fair value of investment securities that were accounted for on a recurring basis as of the years ended December 31, 2019 and 2018, classified as Level 1 are as follows (in thousands):

	2019	2018
Fair value of investment in securities at beginning of year	$117	$92
Unrealized (loss) gain on fair market valuation of securities	(53)	25
Fair value of investment in securities at end of year	$64	$117

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

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

During 2019 and 2018, the Company recorded fair value adjustments totaling $27 thousand and $100 thousand, respectively, for impaired notes.

The fair value adjustments recorded in 2019 and 2018 were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at December 31, 2019 and 2018:

December 31, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.11 - $16.07
			Exercise price	$0.02 - $38.64
			Time to maturity (in years)	0.99 - 11.95
			Risk-free interest rate	1.59% - 1.99%
			Annualized volatility	32.21% - 114.44%

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 - $14.50
			Exercise price	$0.21 - $38.64
			Time to maturity (in years)	1.99 - 13.88
			Risk-free interest rate	2.48% - 2.76%
			Annualized volatility	23.58% - 292.35%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$70	$70	$—	$—	$70
Notes receivable, net	514	—	—	516	516
Investment in securities	64	64	—	—	64
Warrants	588	—	—	588	588

	December 31, 2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$214	$214	$—	$—	$214
Notes receivable, net	2,188	—	—	2,266	2,266
Investment in securities	117	117	—	—	117
Warrants	561	—	—	561	561

Commitments and Contingencies

The fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guarantee liability has been incurred or will likely be incurred.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

11.  Subsequent Events:

Subsequent to December 31, 2019, the World Health Organization declared the novel coronavirus outbreak a public health emergency. The Fund’s operations is located in California, which has restricted gatherings of people due to the coronavirus outbreak. At present, the Fund’s operations have not been adversely affected and continues to function effectively. Due to the dynamic nature of these unprecedented circumstances and possible business disruption, the Fund will continue to monitor the situation closely, but given the uncertainty about the situation, an estimate of the future impact, if any, cannot be made at this time.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a‑15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a‑15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2019. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2019.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

The officers and directors of ACG and its affiliates are as follows:

Dean L. Cash Chairman of the Board, President and Chief Executive Officer of AGC Managing Member, LLC (Managing Member)

Paritosh K. ChoksiDirector, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC Managing Member, LLC (Managing Member)

Vasco H. MoraisExecutive Vice President, Secretary and General Counsel of AGC Managing Member, LLC (Managing Member)

Dean L. Cash, age 69, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University.  Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 66, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California,  Berkeley.

Vasco H. Morais, age 61, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2019.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, AGC Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2019 and 2018 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Limitations on Fees

The total of all Front End Fees, the Carried Interest, the Asset Management Fee and the Promotional Interest will be subject to the Management Fee Limit in order to assure state securities administrators that the Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. (“NASAA”) is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs as in effect as of the initial effective date of the Fund’s Registration Statement on Form S‑1 for the initial public offering of its Units (the “NASAA Guidelines”). For purposes of the application of the NASAA Guidelines, all Portfolio Assets will be deemed “Equipment” as defined in the NASAA Guidelines. Article IV, Sections C through G and Article V, Section F of the NASAA Equipment Leasing Guidelines establish the standards for payment to program sponsors of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services, and sets the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G, and Article V, Section F, of the NASAA Equipment Leasing Guidelines (the “NASAA Fee Limitation”). Under the Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the total of the amount of Front End Fees, the Carried Interest, the Asset Management Fee and the Promotional Interest it will pay the Manager and its Affiliates, when added to it will never exceed the maximum compensation payable to a sponsor and its affiliates under the NASAA Fee Limitation.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2019, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at Note 6 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2019 and 2018, the Company incurred audit fees with its principal auditors totaling $108 thousand and $68 thousand, respectively.

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10‑Q.

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm		12
	Balance Sheets at December 31, 2019 and 2018		13
	Statements of Income for the years ended December 31, 2019 and 2018		14
	Statements of Changes in Members’ Capital for the years ended December 31, 2019 and 2018		15
	Statements of Cash Flows for the years ended December 31, 2019 and 2018		16
	Notes to Financial Statements		17

2.	Financial Statement Schedules

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

	(4.1)	Description of the Registrant’s Securities pursuant to Section 12 of the Securities Exchange Act of 1934
	(14.1)	Code of Ethics
	(31.1)	Certification of Dean L. Cash pursuant to Rules 13a‑14(a)/15d‑14(a)
	(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a‑14(a)/15d‑14(a)
	(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
	(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
	(101.INS)	XBRL Instance Document
	(101.SCH)	XBRL Taxonomy Extension Schema Document
	(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
	(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
	(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2020

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of AGC Managing Member, LLC (Managing Member)	March 25, 2020
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of AGC Managing Member, LLC (Managing Member)	March 25, 2020
Paritosh K. Choksi

/s/ Samuel Schussler	Senior Vice President and Chief Accounting Officer of AGC Managing Member, LLC (Managing Member)	March 25, 2020
Samuel Schussler

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10‑K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.