Form 10-Q
period 2020-03-31
ATEL Growth Capital Fund 8, LLC
filed 2020-05-15
CIK 1537069

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2020

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

The number of Limited Liability Company Units outstanding as of April 30, 2020 was 1,612,396.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

MARCH 31, 2020 AND DECEMBER 31, 2019

(In Thousands)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$91	$70
Accounts receivable	11	11
Notes receivable, net	331	514
Investment in securities	352	314
Warrants, fair value	577	588
Prepaid expenses and other assets	5	4
Total assets	$1,367	$1,501

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$17	$14
Accrued distributions to Other Members	81	99
Other	16	6
Total liabilities	114	119

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	1,253	1,382
Total Members’ capital	1,253	1,382
Total liabilities and Members’ capital	$1,367	$1,501

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Notes receivable interest income, including accretion of net note origination costs and discounts	$19	$104
Gain on early termination of notes receivable	—	48
Gain on sales or dispositions of investment in securities	—	161
Unrealized gain on fair value adjustment for investment in securities	32	—
Unrealized loss on fair value adjustment for warrants	(11)	(102)
Other	—	1
Total revenues	40	212

Expenses:
Asset management fees to Managing Member	4	9
Cost reimbursements to affiliates	23	36
Provision for credit losses	—	13
Professional fees	26	33
Outside services	7	22
Dues and subscriptions	4	3
Bank charges	8	5
Printing and photocopying	1	3
Other	8	4
Total expenses	81	128
Net (loss) income	$(41)	$84

Net (loss) income:
Managing Member	$7	$60
Other Members	(48)	24
	$(41)	$84

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.03)	$0.01
Weighted average number of Units outstanding	1,612,396	1,612,396

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	1,612,396	$1,382	$—	$1,382
Distributions to Other Members ($0.05 per unit)	—	(81)	—	(81)
Distributions to Managing Member	—	—	(7)	(7)
Net (loss) income	—	(48)	7	(41)
Balance March 31, 2020	1,612,396	$1,253	$—	$1,253

	Three Months Ended March 31, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	1,612,396	$2,973	$—	$2,973
Distributions to Other Members ($0.28 per unit)	—	(444)	—	(444)
Distributions to Managing Member	—	—	(60)	(60)
Net income	—	24	60	84
Balance March 31, 2019	1,612,396	$2,553	$—	$2,553

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS  ENDED

MARCH 31, 2020 AND 2019

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net (loss) income	$(41)	$84
Adjustment to reconcile net (loss) income to cash used in operating activities:
Accretion of note discount - warrants	(7)	(17)
Gain on early termination of notes receivable	—	(48)
Gain on sales or dispositions of investment in securities	—	(161)
Provision for credit losses	—	13
Unrealized gain on fair value adjustment for investment in securities	(32)	—
Unrealized loss on fair value adjustment for warrants	11	102
Changes in operating assets and liabilities:
Due from affiliates	—	(35)
Prepaid expenses and other assets	(1)	5
Due to Managing Member and affiliates	7	2
Accounts payable, other	11	—
Unearned fee income related to notes receivable	(12)	(1)
Net cash used in operating activities	(64)	(56)

Investing activities:
Purchase of securities	(7)	—
Proceeds from early termination of notes receivable	—	326
Proceeds from sales or disposition of investment in securities	—	161
Notes receivable advances	—	(13)
Principal payments received on notes receivable	202	363
Net cash provided by investing activities	195	837

Financing activities:
Distributions to Other Members	(99)	(444)
Distributions to Managing Member	(11)	(39)
Net cash used in financing activities	(110)	(483)

Net increase in cash and cash equivalents	21	298
Cash and cash equivalents at beginning of period	70	214
Cash and cash equivalents at end of period	$91	$512

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$81	$249
Distributions payable to Managing Member at period-end	$7	$27
Conversion of warrants to equity securities	$—	$140

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

As of March 31, 2020, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,612,396  Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (Note 5). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10K for the year ended December 31, 2019, filed with the Securities and Exchange Commission.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2020, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

(Unaudited)

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The primary geographic region in which the Company seeks financing opportunities is North America. All of the Company’s current operating revenues for the respective three months ended March 31, 2020 and 2019, and long-lived tangible assets as of March 31, 2020 and December 31, 2019 relate to customers domiciled in the United States.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants in connection with its lending arrangements.

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of March 31, 2020 and December 31, 2019, investments in equity securities totaled $352 thousand and $314 thousand, respectively. For the respective three months ended March 31, 2020 and 2019, the Company recorded $5  thousand and $35 thousand of unrealized losses on investment securities with readily determinable fair values. In addition, during the same respective three-month periods ended March 31, 2020 and 2019, the Company recorded $37 thousand and $35 thousand of unrealized gains on investment securities that do not have readily determinable fair values based on changes in observable prices. Cumulatively, a total of $77 thousand was recorded to reduce the value of such investment securities based on changes in observable prices. Also,  during the three months ended March 31, 2019, the Company recorded $161 thousand of realized gains on sales of investment securities. There were no sales or dispositions of investment securities during the three months ended March 31, 2020.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At March 31, 2020 and December 31, 2019, the Managing Member estimated the fair value of warrants to be $577 thousand and $588 thousand, respectively. During the three months ended March 31, 2020 and 2019, the Company recorded unrealized losses of $11 thousand and $102 thousand, respectively, on the fair valuation of its warrants.  Additionally, there was a net exercise of warrants in exchange for equity securities of $140 thousand during the three months ended March 31, 2019. There were no such exercises of any kind during the three months ended March 31, 2020.

Per Unit data:

Net income (loss) per Unit is based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP that are intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. Management is currently evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Fund’s financial statements and disclosures.

In June 2016, the FASB issued Accounting Standards Update 2016‑13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016‑13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and equipment under operating leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, equipment under operating leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Management is currently evaluating the standard and expects the update may potentially result in the increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments.

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new CECL impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

On August 15, 2019, the FASB issued a proposed ASU that would grant certain companies additional time to implement FASB standards on CECL and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective dates for hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of Topic 326 until fiscal year beginning after December 15, 2022.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Fund adopted ASU 2018-13 on January 1, 2020. Such adoption did not have a significant impact on the Fund’s financial statements and related disclosure requirements.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 30 to 42 months and bear interest at implicit or stated rates ranging from 11.37% to 15.92% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2020 through 2022.

At  March 31, 2020 and December 31, 2019, the Company had no notes receivable on non-accrual status.

As of March 31, 2020, the minimum future payments receivable were as follows (in thousands):

Nine months ending March 31, 2020	$219
Year ending December 31, 2021	155
374
Less: portion representing unearned interest income, net	(26)
348
Unamortized discount on warrants received	(17)
Notes receivable, net	$331

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Allowance for credit losses:

The Company had no allowance for credit losses at March 31, 2020.

The Company’s allowance for credit losses at March 31, 2019 were as follows (in thousands):

Valuation Adjustments
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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company’s allowance for credit losses and its recorded investment in notes receivable as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

Notes Receivable
	March 31, 2020	December 31, 2019
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—

Notes receivable:
Ending balance	$331	$514
Ending balance: individually evaluated for impairment	$331	$514
Ending balance: collectively evaluated for impairment	$—	$—

The Company evaluates the credit quality of its notes receivable on a scale equivalent to the following quality indicators related to corporate risk profiles:

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2020 and December 31, 2019, the Company’s notes receivable by credit quality indicator and by class of notes receivable were as follows (in thousands):

	Notes Receivable
	March 31, 2020	December 31, 2019
Pass	$331	$514
Doubtful	—	—
Total	$331	$514

As of March 31, 2020 and December 31, 2019, there were no impaired investments in notes receivable.

At March 31, 2020 and December 31, 2019, investment in notes receivable is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than 90	Total		Notes	Days and
March 31, 2020	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$331	$331	$—

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than 90	Total		Notes	Days and
December 31, 2019	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$514	$514	$—

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

During the three months ended March 31, 2020 and 2019, the Managing Member and/or affiliates earned fees and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Administrative costs reimbursed to Managing Member and/or affiliates	$23	$36
Asset management fees to Managing Member	4	9
	$27	$45

6. Commitments:

At March 31, 2020, there was no commitment to fund investments in notes receivable.

7. Members’ Capital:

A total of 1,612,396 Units were issued and outstanding at both March 31, 2020 and December 31, 2019. The Fund is authorized to issue up to 7,500,000 additional Units in addition to the Units issued to the initial Member (50 Units).

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

Distributions to the Other Members for March 31, 2020 and 2019 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended
	March 31,
	2020	2019
Distributions declared	$81	$444
Weighted average number of Units outstanding	1,612,396	1,612,396
Weighted average distributions per Unit	$0.05	$0.28

8. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2020 and December 31, 2019, the Company’s warrants and investment securities were measured on a recurring basis. During the three months ended March 31, 2020 and 2019, the Company also recorded non-recurring adjustments to reflect the fair values of certain impaired notes receivable.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the volatility of respective similar publicly traded companies, a risk free interest rate for the term(s) of the warrant exercise(s), and the respective exercise prices and number of warrants. As of March 31, 2020 and December 31, 2019, the calculated fair value of the Fund’s warrant portfolio totaled $577 thousand and $588 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The fair value of warrants that were accounted for on a recurring basis during the three months ended March 31, 2020 and 2019, and classified as level 3, are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Fair value of warrants at beginning of period	$588	$561
Warrants converted to securities	—	(140)
Unrealized loss on fair value adjustment for warrants	(11)	(102)
Fair value of warrants at end of period	$577	$319

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations.

The fair value of investment securities that were accounted for on a recurring basis during the three month periods ended March 31, 2020 and 2019,  classified as Level 1 are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Fair value of investment in securities at beginning of period	$64	$117
Unrealized loss on fair market valuation of securities	(5)	(35)
Fair value of investment in securities at end of period	$59	$82

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan.  There was no fair value adjustment recorded for impaired notes receivable during the current quarter. During the three months ended March 31, 2019, the Company recorded fair value adjustments totaling $13 thousand for impaired notes.

The fair value adjustments recorded in portfolio were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2020 and December 31, 2019:

March 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.11 - $16.95 ($0.67)
			Exercise price	$0.02 - $25.76 ($0.34)
			Time to maturity (in years)	0.74 - 11.70 (7.06)
			Risk-free interest rate	0.16% - 1.58% (0.57%)
			Annualized volatility	32.00% - 115.04% (48.13%)

December 31, 2019
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.10 - $16.07 (S0.66)
			Exercise price	$0.02 - $38.64 ($0.34)
			Time to maturity (in years)	0.99 - 11.95 (7.31)
			Risk-free interest rate	1.59% - 1.99% (1.82%)
			Annualized volatility	32.21% - 114.44% (47.97%)

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$91	$91	$—	$—	$91
Notes receivable, net	331	—	—	336	336
Investment in securities	59	59	—	—	59
Warrants	577	—	—	577	577

	December 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$70	$70	$—	$—	$70
Notes receivable, net	514	—	—	516	516
Investment in securities	64	64	—	—	64
Warrants	588	—	—	588	588

Commitments and Contingencies

The fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guarantee liability has been incurred or will likely be incurred.

9.  Global health emergency:

On January 30, 2020, the World Health Organization declared the novel coronavirus outbreak a public health emergency. The Fund’s operations is located in California, which has restricted gatherings of people due to the coronavirus outbreak. At present, the Fund’s operations have not been adversely affected and continues to function effectively. Due to the dynamic nature of these unprecedented circumstances and possible business disruption, the Fund will continue to monitor the situation closely, but given the uncertainty about the situation, an estimate of the future impact, if any, cannot be made at this time.

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

Through March 31, 2020, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of March 31, 2020, a total of 1,612,396 Units were issued and outstanding.

Results of Operations

The three months ended March 31, 2020 versus the three months ended March 31, 2019

The Company had  a net loss of $41 thousand and net income of $84 thousand for the three months ended March 31, 2020 and 2019, respectively. The results for the first quarter 2020 reflected decreases in both revenues and operating expenses when compared to prior year period.

Total revenues were $40 thousand and $212 thousand for the three months ended March 31, 2020 and 2019, respectively. The $172 thousand, or 81%, decline in revenues was primarily due to decreases in gain on sales or dispositions of investment in securities and notes receivable interest income partially offset by a decline in unrealized losses on the fair valuation of the Fund’s warrants.

Gain on sales or dispositions of investment in securities declined by $161 thousand as the Fund realized such amount from the sale of investment securities during the prior year period. There were no sales or dispositions of investment securities during the current year period. Notes receivable interest income decreased by $85 thousand due to maturities of certain notes since March 31, 2019. The Fund is in its liquidating stage where notes receivable are increasingly nearing maturity and new loans are not placed to generate future income.

Such decreases in revenues were partially offset by a $91 thousand reduction in unrealized losses on the fair valuation of the Fund’s warrants.

Total expenses were $81 thousand and $128 thousand for the three months ended March 31, 2020 and 2019, respectively. The $47 thousand, or 37%, reduction in expenses was primarily due to decreases in outside services, cost reimbursements to affiliates, and the provision for credit losses.

Outside services declined by $15 thousand primarily as a result of lower consulting fees. Cost reimbursements to affiliates declined by $13 thousand due to lower allocated costs. Such decline in allocated costs is reflective of a diminishing baseline allocation of common costs among the Fund and its affiliates. In addition, the provision for credit losses declined by $13 thousand as the Fund realized a loss of such amount during the prior year period relative to an impaired note. There were no impaired notes during the current year period.

Capital Resources and Liquidity

At March 31, 2020 and December 31, 2019, the Company’s cash and cash equivalents totaled $91 thousand and $70 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from its portfolio investments exceed expenses and decreasing as portfolio investments are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from its portfolio investments.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(64)	$(56)
Investing activities	195	837
Financing activities	(110)	(483)
Net increase in cash and cash equivalents	$21	$298

During the three months ended March 31, 2020 and 2019, the Company’s primary source of liquidity was principal payments received on notes receivable totaling $202 thousand and $363 thousand, respectively. In addition, the Company realized $326 thousand of proceeds from the early termination of notes receivable and $161 thousand of proceeds from sales or dispositions of investment in securities during the three months ended March 31, 2019. There were no such proceeds during the current year period.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $110 thousand and $483 thousand for the respective three months ended March 31, 2020 and 2019. Cash was also used to pay invoices related to management fees and expenses, and other payables during both three-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through March 31, 2020.

The following table summarizes distribution activity for the Fund from inception through March 31, 2020 (in thousands, except as to Units and per Unit data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit(2)	Outstanding(3)
Monthly and quarterly distributions
Oct 2012 - Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 - Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 - Nov 2013	Jan - Dec 2013	866		—		866		1.57	551,608
Dec 2013 - Nov 2014	Jan - Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 - Nov 2015	Jan - Dec 2015	1,779		—		1,779		1.10	1,618,296
Dec 2015 - Nov 2016	Jan - Dec 2016	1,780		—		1,780		1.10	1,618,296
Dec 2016 - Nov 2017	Jan - Dec 2017	1,776		—		1,776		1.10	1,615,306
Dec 2017 - Nov 2018	Jan - Dec 2018	1,772		—		1,772		1.10	1,612,396
Dec 2018 - Nov 2019	Jan - Dec 2019	1,677		—		1,677		1.04	1,612,396
Dec 2019 - Feb 2020	Jan - Feb 2020	99		—		99		0.06	1,612,396
		$11,204		$—		$11,204		$8.58

Source of distributions
Lease and loan payments/payoffs		$11,204	100.00%	$—	0.00%	$11,204	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$11,204	100.00%	$—	0.00%	$11,204	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 46 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)

Balance shown represent weighted average units for the period from November 14 (date escrow requirement was met) – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, and December 1, 2018 – November 30, 2019,  and December 1, 2019 – February 29, 2020, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2020, there were no commitments to fund investments in notes receivable.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to the Company’s significant accounting policies since December 31, 2019.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chairman of the Board, President and Chief Executive Officer, and Director,  Executive Vice President and Chief Financial officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a‑15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

	(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
	(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
	(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
	(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
	(101.INS)	XBRL Instance Document
	(101.SCH)	XBRL Taxonomy Extension Schema Document
	(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
	(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
	(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2020

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