Form 10-Q
period 2020-06-30
ATEL Growth Capital Fund 8, LLC
filed 2020-08-14
CIK 1537069

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

⌧              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2020

◻           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The number of Limited Liability Company Units outstanding as of July 31, 2020 was 1,612,396.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL GROWTH CAPITAL FUND 8, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL GROWTH CAPITAL FUND 8, LLC

BALANCE SHEETS

JUNE 30, 2020 AND DECEMBER 31, 2019

(In Thousands)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$25	$70
Accounts receivable	11	11
Notes receivable, net	242	514
Investment in securities	572	314
Warrants, fair value	491	588
Prepaid expenses and other assets	2	4
Total assets	$1,343	$1,501

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$26	$14
Accrued distributions to Other Members	—	99
Other	2	6
Total liabilities	28	119

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	1,315	1,382
Total Members’ capital	1,315	1,382
Total liabilities and Members’ capital	$1,343	$1,501

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating revenues:
Notes receivable interest income, net	$14	$81	$33	$185
Gain on early termination of notes receivable	—	4	—	52
Other	—	1	—	2
Total operating revenues	14	86	33	239

Operating expenses:
Asset management fees to Managing Member	2	9	6	18
Cost reimbursements to affiliates	17	38	40	74
Provision for credit losses	—	14	—	27
Professional fees	43	25	69	58
Outside services	11	12	18	34
Taxes on income and franchise fees	1	—	1	1
Dues and subscriptions	4	—	8	—
Bank charges	6	3	14	8
Printing and photocopying	1	1	2	4
Other	—	5	8	11
Total operating expenses	85	107	166	235
Net (loss) income from operations	(71)	(21)	(133)	4

Other income:
Gain on sales or dispositions of investment in securities	—	—	—	161
Unrealized gain on fair value adjustment for investment in securities	219	4	251	4
Unrealized (loss) gain on fair value adjustment for warrants	(86)	67	(97)	(35)
Total other income	133	71	154	130
Net income	$62	$50	$21	$134

Net income (loss):
Managing Member	$—	$60	$7	$120
Other Members	62	(10)	14	14
	$62	$50	$21	$134

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.04	$(0.01)	$0.01	$0.01
Weighted average number of Units outstanding	1,612,396	1,612,396	1,612,396	1,612,396

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended June 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2020	1,612,396	$1,253	$—	$1,253
Net income	—	62	—	62
Balance June 30, 2020	1,612,396	$1,315	$—	$1,315

	Six Months Ended June 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	1,612,396	$1,382	$—	$1,382
Distributions to Other Members ($0.05 per unit)	—	(81)	—	(81)
Distributions to Managing Member	—	—	(7)	(7)
Net income	—	14	7	21
Balance June 30, 2020	1,612,396	$1,315	$—	$1,315

	Three Months Ended June 30, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2019	1,612,396	$2,553	$—	$2,553
Distributions to Other Members ($0.28 per unit)	—	(444)	—	(444)
Distributions to Managing Member	—	—	(60)	(60)
Net (loss) income	—	(10)	60	50
Balance June 30, 2019	1,612,396	$2,099	$—	$2,099

	Six Months Ended June 30, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	1,612,396	$2,973	$—	$2,973
Distributions to Other Members ($0.55 per unit)	—	(888)	—	(888)
Distributions to Managing Member	—	—	(120)	(120)
Net income	—	14	120	134
Balance June 30, 2019	1,612,396	$2,099	$—	$2,099

See accompanying notes.

ATEL GROWTH CAPITAL FUND 8, LLC

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2020 AND 2019

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net income	$21	$134
Adjustment to reconcile net income to cash used in operating activities:
Accretion of note discount - warrants	(13)	(29)
Gain on early termination of notes receivable	—	(52)
Gain on sales or dispositions of investment in securities	—	(161)
Provision for credit losses	—	27
Unrealized gain on fair value adjustment for investment in securities	(251)	(4)
Unrealized loss on fair value adjustment for warrants	97	35
Changes in operating assets and liabilities:
Due from affiliates	—	(58)
Prepaid expenses and other assets	2	3
Due to Managing Member and affiliates	23	(22)
Accounts payable, other	(4)	1
Unearned fee income related to notes receivable	(21)	(2)
Net cash used in operating activities	(146)	(128)

Investing activities:
Purchase of securities	(7)	—
Proceeds from early termination of notes receivable	—	473
Proceeds from sales or disposition of investment in securities	—	161
Notes receivable advances	—	(26)
Principal payments received on notes receivable	306	736
Net cash provided by investing activities	299	1,344

Financing activities:
Distributions to Other Members	(180)	(888)
Distributions to Managing Member	(18)	(98)
Net cash used in financing activities	(198)	(986)

Net (decrease) increase in cash and cash equivalents	(45)	230
Cash and cash equivalents at beginning of period	70	214
Cash and cash equivalents at end of period	$25	$444

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$—	$249
Distributions payable to Managing Member at period-end	$—	$27
Conversion of warrants to equity securities	$—	$140

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

As of June 30, 2020, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 1,612,396 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2020, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

(Unaudited)

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

The primary geographic region in which the Company seeks financing opportunities is North America. All of the Company’s current operating revenues for the respective three and six months ended June 30, 2020 and 2019, and long-lived tangible assets as of June 30, 2020 and December 31, 2019 relate to customers domiciled in the United States.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants in connection with its lending arrangements.

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of June 30, 2020 and December 31, 2019, investments in equity securities totaled $572 thousand and $314 thousand, respectively. For the respective three months ended June 30, 2020 and 2019, the Company recorded $219 thousand and $4 thousand of unrealized gains on investment securities with readily determinable fair values. For the respective six months ended June 30, 2020 and 2019, the Company recorded unrealized gains of $251 thousand and unrealized losses of $31 thousand on such securities. In addition, during the six months ended June 30, 2020 and 2019, the Company recorded $36 thousand and $35 thousand of unrealized gains on investment securities that do not have readily determinable fair values based on changes in observable prices. All of such unrealized gains were recorded during the first quarters of 2020 and 2019. There were no such fair value adjustments recorded during the current quarter and three and six-month periods ended June 30, 2019. Cumulatively, a total of $52 thousand was recorded to increase the value of such investment securities held at June 30, 2020 based on changes in observable prices. Also, during the six months ended June 30, 2019, the Company recorded $161 thousand of realized gains on sales of investment securities, all of which were recorded during the first quarter of 2019. There were no sales or dispositions of investment securities during the three and six months ended June 30, 2020.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At June 30, 2020 and December 31, 2019, the Managing Member estimated the fair value of warrants to be $491 thousand and $588 thousand, respectively. During the respective three months ended June 30, 2020 and 2019, the Company recorded $86 thousand of unrealized losses and $67 thousand of unrealized gains on the fair valuation of its warrants. During the respective six months ended June 30, 2020 and 2019, unrealized losses of $97 thousand and $35 thousand were recorded. Additionally, there was a net exercise of warrants in exchange for equity securities of $140 thousand during the six months ended June 30, 2019, all of which occurred during the first quarter of 2019. There were no such exercises of any kind during the three and six months ended June 30, 2020.

Per Unit data:

Net income (loss) per Unit is based upon the weighted average number of Other Members Units outstanding during the period.

Fair Value:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three and six levels of inputs within the fair value hierarchy are defined as follows:

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Recent accounting pronouncements:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP that are intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. Management is currently evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Fund’s financial statements and disclosures.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 42 months and bear interest at implicit or stated rates ranging from 11.37% to 13.96% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2021 through 2022.

At June 30, 2020 and December 31, 2019, the Company had no notes receivable on non-accrual status.

As of June 30, 2020, the minimum future payments receivable were as follows (in thousands):

Six months ending December 31, 2020	$116
Year ending December 31, 2021	155
271
Less: portion representing unearned interest income, net	(18)
253
Unamortized discount on warrants received	(11)
Notes receivable, net	$242

4. Allowance for credit losses:

The Company had no allowance for credit losses at June 30, 2020.

The Company’s allowance for credit losses at June 30, 2019 were as follows (in thousands):

Valuation Adjustments -
Notes Receivable
Balance December 31, 2018	$133
Note receivable disposal	27
Write-off	(160)
Balance June 30, 2019	$—

Allowance for Doubtful Accounts

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

The Company’s allowance for credit losses and its recorded investment in notes receivable as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

Notes Receivable
	June 30, 2020	December 31, 2019
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—

Notes receivable:
Ending balance	$242	$514
Ending balance: individually evaluated for impairment	$242	$514
Ending balance: collectively evaluated for impairment	$—	$—

The Company evaluates the credit quality of its notes receivable on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass – Any account whose debtor, co-debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the Manager to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the Manager and the account is not considered by the Chief Credit Officer of the Manager to fall into one of the three and six risk profiles below.

Special Mention – Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three and six months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired notes as applicable.

At June 30, 2020 and December 31, 2019, the Company’s notes receivable by credit quality indicator and by class of notes receivable were as follows (in thousands):

	Notes Receivable
	June 30, 2020	December 31, 2019
Pass	$242	$514
Doubtful	—	—
Total	$242	$514

As of June 30, 2020 and December 31, 2019, there were no impaired investments in notes receivable.

At June 30, 2020 and December 31, 2019, investment in notes receivable is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than 90	Total		Notes	Days and
June 30, 2020	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$242	$242	$—

Recorded
			Greater			Total	Investment>90
	31‑60 Days	61‑90 Days	Than 90	Total		Notes	Days and
December 31, 2019	Past Due	Past Due	Days	Past Due	Current	Receivable	Accruing
Notes receivable	$—	$—	$—	$—	$514	$514	$—

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

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

During the three and six months ended June 30, 2020 and 2019, the Managing Member and/or affiliates earned fees and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Administrative costs reimbursed to Managing Member and/or affiliates	$17	$38	$40	$74
Asset management fees to Managing Member	2	9	6	18
	$19	$47	$46	$92

6. Commitments:

At June 30, 2020, there was no commitment to fund investments in notes receivable.

7. Members’ Capital:

A total of 1,612,396 Units were issued and outstanding at both June 30, 2020 and December 31, 2019. The Fund is authorized to issue up to 7,500,000 additional Units in addition to the Units issued to the initial Member (50 Units).

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

Distributions to the Other Members for June 30, 2020 and 2019 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Distributions declared	$—	$444	$81	$888
Weighted average number of Units outstanding	1,612,396	1,612,396	1,612,396	1,612,396
Weighted average distributions per Unit	$—	$0.28	$0.05	$0.55

8. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At June 30, 2020 and December 31, 2019, the Company’s warrants and investment securities were measured on a recurring basis.

ATEL GROWTH CAPITAL FUND 8, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the volatility of respective similar publicly traded companies, a risk free interest rate for the term(s) of the warrant exercise(s), and the respective exercise prices and number of warrants. As of June 30, 2020 and December 31, 2019, the calculated fair value of the Fund’s warrant portfolio totaled $491 thousand and $588 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis during the three and six months ended June 30, 2020 and 2019, and classified as Level 3, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fair value of warrants at beginning of period	$577	$319	$588	$561
Warrants converted to securities	—	—	—	(140)
Unrealized gain (loss) on fair value adjustment for warrants	(86)	67	(97)	(35)
Fair value of warrants at end of period	$491	$386	$491	$386

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of June 30, 2020 and December 31, 2019, the fair value of such securities totaled $323 thousand and $64 thousand, respectively.

The fair value of investment securities that were accounted for on a recurring basis during the three and six month periods ended June 30, 2020 and 2019, classified as Level 1 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fair value of investment in securities at beginning of period	$60	$82	$64	$117
Unrealized gain (loss) on fair market valuation of securities	219	4	215	(31)
Conversion of previously held private securities	44	—	44	—
Fair value of investment in securities at end of period	$323	$86	$323	$86

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

There were no fair value adjustments recorded on the notes receivable during the respective three and six months ended June, 30 2020. During the three and six months ended June 30, 2019, the Company recorded fair value adjustments totaling $14 thousand and $27 thousand, respectively, for impaired notes.

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2020 and December 31, 2019:

June 30, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $16.95 ($0.60)
			Exercise price	$0.02 - $25.76 ($0.34)
			Time to maturity (in years)	0.49 - 11.45 (6.86)
			Risk-free interest rate	0.17% - 1.58% (0.51%)
			Annualized volatility	29.90% - 205.61% (50.53%)

December 31, 2019
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.11 - $16.07 (S0.66)
			Exercise price	$0.02 - $38.64 ($0.34)
			Time to maturity (in years)	0.99 - 11.95 (7.31)
			Risk-free interest rate	1.59% - 1.99% (1.82%)
			Annualized volatility	32.21% - 114.44% (47.97%)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$25	$25	$—	$—	$25
Notes receivable, net	242	—	—	246	246
Investment in securities	323	323	—	—	323
Warrants	491	—	—	491	491

	December 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$70	$70	$—	$—	$70
Notes receivable, net	514	—	—	516	516
Investment in securities	64	64	—	—	64
Warrants	588	—	—	588	588

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

Through June 30, 2020, cumulative contributions, net of rescissions and related distributions paid, totaling $16.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of June 30, 2020, a total of 1,612,396 Units were issued and outstanding.

Results of Operations

The three months ended June 30, 2020 versus the three months ended June 30, 2019

The Company had net income of $62 thousand and $50 thousand for the respective three months ended June 30, 2020 and 2019. The results for the second quarter of 2020 reflect decreases in total operating revenues and expenses, and an increase in other income when compared to the prior year period.

Total operating revenues for the three months ended June 30, 2020 and 2019 were $14 thousand and $86 thousand, respectively. The $72 thousand, or 84%, decline in operating revenues was largely due to a $67 thousand decrease in notes receivable interest income, which was attributable to loan maturities and early termination of certain notes receivable. The Fund is in its liquidating stage where notes receivable are increasingly reaching maturity and new loans are not placed to generate future income.

Total operating expenses were $85 thousand and $107 thousand for the three months ended June 30, 2020 and 2019, respectively. The reduction of $22 thousand, or 21%, was mainly due to decrease in cost reimbursements and provision for credit losses partially offset by an increase in professional fees.

Cost reimbursement to affiliates decreased by $21 thousand due to lower allocated cost. Such decline in allocated costs is consistent with a fund in its liquidating stage and is reflective of a diminishing baseline allocation of common costs among the Fund and its affiliates. The provision for credit losses was reduced by $14 thousand as the prior year period amount included credit loss adjustments of the same amount related to certain notes deemed impaired. There were no such adjustments during the current quarter. These decreases in expenses were partially offset by an $18 thousand increase in the professional fees, which was mainly a result of higher audit-related and tax services fees.

During the respective three months ended June 30, 2020 and 2019, the Company recorded other income of $133 thousand and $71 thousand related to the fair valuation of its investment securities and warrants. The $62 thousand change in other income reflects a $215 thousand increase in unrealized gains on the Company’s investment securities offset by a $153 thousand increase in unrealized losses on the warrant portfolio. The increase in the fair value of investment securities was primarily related to a significant change in the market value of investments in a privately held company, which had recently completed an initial public offering. The decrease in the fair value of the warrants portfolio was mostly due to declines in stock prices of underlying securities, shorter time to maturity period, and the overall lower interest rate environment.

The six months ended June 30, 2020 versus the six months ended June 30, 2019

The Company had net income of $21 thousand and $134 thousand for the respective six month periods ended June 30, 2020 and 2019. The results for the six months ended June 30, 2020 reflect decreases in both total operating revenues and expenses, and an increase in other income when compared to the prior year period.

Total operating revenues for the six months ended June 30, 2020 and 2019 were $33 thousand and $239 thousand, respectively. The $206 thousand, or 86%, decline in revenues was primarily due to decreases in notes receivable interest income and gains on early termination of notes receivable.

The decrease in notes receivable interest income totaled $152 thousand and was mainly a result of the continued loan maturities, consistent with a Fund in its liquidating stage, and early termination of certain notes receivable. During the first half of 2019, the Company realized $52 thousand of gains on early termination of notes receivable. There was no such termination of notes during the current six-month period.

Total operating expenses were $166 thousand and $235 thousand for the six months ended June 30, 2020 and 2019, respectively. The reduction of $69 thousand, or 29%, was primarily attributable to decrease in cost reimbursements to affiliates, provision for credit losses and outside services costs.

Cost reimbursements to affiliates declined by $34 thousand due to lower allocated costs. The provision for credit losses decreased by $27 thousand as the prior year period amount included credit loss adjustments of the same amount related to certain notes deemed impaired. There were no such adjustments during the current six-month period. Costs related to outside services fell by $16 thousand largely due to lower consulting expenses.

During the respective six months ended June 30, 2020 and 2019, the Company recorded other income of $154 thousand and $130 thousand. The $24 thousand increase in other income was comprised of a $247 thousand increase in unrealized gains on the fair valuation of the Company’s investment securities offset by a $161 thousand decrease in gains on dispositions of investment securities, and a $62 thousand reduction in the fair value of the Company’s warrant portfolio. The increase in the fair value of investment securities was primarily related to a significant change in the market value of investments in a privately held company, which had completed an initial public offering during the second quarter of 2020. Gains on dispositions of investment securities declined as, during the prior year period, the Company realized $161 thousand of gains on the exercise and disposition of such securities. There were no exercises or dispositions during the current six-month period. The decrease in the fair value of the warrants portfolio was primarily due to unfavorable changes in stock prices of underlying securities, shorter time to maturity period, and the overall lower interest rate environment.

Capital Resources and Liquidity

At June 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents totaled $25 thousand and $70 thousand, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from its portfolio of investments exceed expenses and decreasing as portfolio investments mature or are converted to cash used to meet operating expense requirements.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(146)	$(128)
Investing activities	299	1,344
Financing activities	(198)	(986)
Net (decrease) increase in cash and cash equivalents	$(45)	$230

During the six months ended June 30, 2020 and 2019, the Company’s primary source of liquidity was principal payments received on notes receivable totaling $306 thousand and $736 thousand, respectively. In addition, during the six months ended June 30, 2019, the Company realized $473 thousand of proceeds from the early termination of notes receivable and $161 thousand of proceeds from sales or dispositions of investment in securities. There were no such proceeds during the current six-month period.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $198 thousand and $986 thousand for the respective six months ended June 30, 2020 and 2019. Cash was also used to pay invoices related to management fees and expenses, and other payables during both three and six-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of November 2012. Additional distributions have been made through June 30, 2020.

The following table summarizes distribution activity for the Fund from inception through June 30, 2020 (in thousands, except as to Units and per Unit data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit(2)	Outstanding(3)
Monthly and quarterly distributions
Oct 2012 - Mar 2013 (Distribution of all escrow interest)	July 2013	$—		$—		$—		n/a	n/a
Nov 14, 2012 - Nov 30, 2012	Dec 2012	3		—		3		$0.43	6,306
Dec 2012 - Nov 2013	Jan - Dec 2013	866		—		866		1.57	551,608
Dec 2013 - Nov 2014	Jan - Dec 2014	1,452		—		1,452		1.08	1,349,575
Dec 2014 - Nov 2015	Jan - Dec 2015	1,779		—		1,779		1.10	1,618,296
Dec 2015 - Nov 2016	Jan - Dec 2016	1,780		—		1,780		1.10	1,618,296
Dec 2016 - Nov 2017	Jan - Dec 2017	1,776		—		1,776		1.10	1,615,306
Dec 2017 - Nov 2018	Jan - Dec 2018	1,772		—		1,772		1.10	1,612,396
Dec 2018 - Nov 2019	Jan - Dec 2019	1,677		—		1,677		1.04	1,612,396
Dec 2019 - June 2020	Jan - June 2020	180		—		180		0.11	1,612,396
		$11,285		$—		$11,285		$8.63

Source of distributions
Lease and loan payments/payoffs		$11,285	100.00%	$—	0.00%	$11,285	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
		$11,285	100.00%	$—	0.00%	$11,285	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 46 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balance shown represent weighted average units for the period from November 14 (date escrow requirement was met) – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, and December 1, 2018 – November 30, 2019, and December 1, 2019 – June 30, 2020, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2020, there were no commitments to fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

(a)Documents filed as a part of this report

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

Date: August 13, 2020

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